Form 10-Q
period 2011-03-31
ZIPCAR INC
filed 2011-05-13
CIK 1131457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35131

ZIPCAR, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3499525
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25 First Street, 4th Floor, Cambridge, MA	02141
(Address of Principal Executive Offices)	(Zip Code)

(617) 995-4231

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of May 12, 2011, 38,946,463 shares of the registrant’s common stock were outstanding.

ZIPCAR, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zipcar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	March 31, 2011	December 31,
	2011	Pro Forma	2010
(in thousands, except share and per share data)

Assets
Current assets
Cash and cash equivalents	$37,787	$99,469	$43,005
Accounts receivable, net of allowance for doubtful accounts of $435 and $541 as of March 31, 2011 and December 31, 2010	5,090	5,090	4,223
Restricted cash	1,611	1,611	900
Prepaid expenses and other current assets	10,095	9,561	9,905

Total current assets	54,583	115,731	58,033
Property and equipment, net	74,806	74,806	70,917
Goodwill	101,856	101,856	99,750
Intangible assets	7,739	7,739	8,527
Restricted cash	3,790	3,790	3,503
Deposits and other noncurrent assets	9,047	6,473	8,198

Total assets	$251,821	$310,395	$248,928

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,644	$7,644	$6,247
Accrued expenses	17,953	17,937	16,594
Deferred revenue	14,873	14,873	14,261
Current portion of capital lease obligations and other debt	27,252	12,594	26,041

Total current liabilities	67,722	53,048	63,143
Capital lease obligations and other debt, net of current portion	67,444	35,927	68,022
Deferred revenue, net of current portion	3,693	3,693	3,651
Redeemable convertible preferred stock warrants	652	—	478
Other liabilities	3,256	2,348	1,975

Total liabilities	142,767	95,016	137,269

Commitments and contingencies (Note 8)

Non-controlling interest	366	366	277
Redeemable convertible preferred stock, par value $0.001 per share:	116,683	—	116,683
Stockholders’ (deficit) equity:
Common stock, $0.001 par value: 100,000,000 shares authorized at March 31, 2011 and December 31, 2010; 6,631,703 and 6,415,436 shares issued at March 31, 2011 and December 31, 2010, respectively; 38,396,252 shares issued and outstanding pro forma at March 31, 2011	7	38	6
Additional paid-in capital	60,785	287,304	59,647
Accumulated deficit	(71,570)	(75,112)	(65,380)
Accumulated other comprehensive loss	2,783	2,783	426

Total stockholders’ (deficit) equity	(7,995)	215,013	(5,301)

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$251,821	$310,395	$248,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
(In thousands, except per share data)

Revenue	$49,133	$33,244

Cost and expenses
Fleet operations	34,966	24,894
Member services and fulfillment	4,071	2,670
Research and development	962	671
Selling, general, and administrative	12,687	9,437
Amortization of acquired intangible assets	1,073	197

Total operating expenses	53,759	37,869

Loss from operations	(4,626)	(4,625)
Interest income	9	12
Interest expense	(2,455)	(805)
Other income, net	987	126

Loss before income taxes	(6,085)	(5,292)
Provision for income taxes	17	36

Net loss	(6,102)	(5,328)
Less: Net loss attributable to the noncontrolling interest	5	8

Net loss attributable to Zipcar, Inc.	$(6,097)	$(5,320)

Net loss attributable to common stockholders per share - basic and diluted	$(0.95)	$(2.37)

Weighted average number of common shares outstanding used in computing per share amounts - basic and diluted	6,434,923	2,246,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
(in thousands)

Cash flows from operating activities
Net loss	$(6,102)	$(5,328)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of acquisition
Depreciation and amortization	6,095	1,216
Amortization & accretion of debt related warrants	148	323
Stock-based compensation expense	1,014	551
Loss on disposal of fixed assets	631	10
Redeemable convertible preferred stock warrant adjustment to fair value	174	60
Changes in operating assets and liabilities
Accounts receivable	(807)	(136)
Prepaid expenses and other assets	43	(1,074)
Accounts payable	1,314	42
Accrued expenses	(35)	800
Deferred revenue	539	(145)

Net cash provided by (used in) operating activities, net of acquisition	3,014	(3,681)

Cash flows from investing activities
(Increase) in deposits	(17)	(80)
(Increase) decrease in restricted cash	(999)	1,253
Proceeds from sale of property and equipment	2,614	—
Purchases of property and equipment	(10,965)	(856)

Net cash (used in) provided by investing activities	(9,367)	317

Cash flows from financing activities
Proceeds from issuance of debt	6,300	16,000
Proceeds from exercise of stock options and warrants	115	125
Proceeds from issuance of unvested restricted stock	2,500	—
Payments of issuance costs for contemplated initial public offering of common stock	(931)	—
Payments of principal under capital lease obligations and other debt	(6,905)	(1,134)

Net cash provided by financing activities	1,079	14,991

Effect of exchange rate changes on cash and cash equivalents	56	(61)

Net (decrease) increase in cash and cash equivalents	(5,218)	11,566

Cash and cash equivalents
Beginning of period	43,005	19,228

End of period	$37,787	$30,794

Supplemental cash flow information
Cash paid for interest	$1,934	$459
Cash paid for taxes	$258	$112

Noncash investing and financing activities
Capital leases	296	—
Return of guaranteed residual value of expired leases	(2)	(302)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts)

1. Nature of the Business

Zipcar, Inc. (“Zipcar” or the “Company”), a Delaware corporation, and its subsidiaries comprise a membership organization that provides self-service vehicle use by the hour or by the day. The Company places vehicles in convenient parking spaces throughout major metropolitan areas and universities in North America and in the United Kingdom. Through the use of the Company’s proprietary software, members are able to reserve vehicles online, through a wireless mobile device or by phone, access the vehicle with an electronic pass card, and receive automatic billings to their credit card.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s prospectus filed with the SEC on April 14, 2011.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2011 and consolidated results of operations for the three months ended March 31, 2011 and 2010 and consolidated cash flows for the three months ended March 31, 2011 and 2010, have been made. The condensed consolidated results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2011.

Unaudited Pro Forma Balance Sheet as of March 31, 2011. On April 19, 2011, the Company closed its initial public offering (“IPO”) of 11,136,726 shares of common stock at an offering price of $18.00 per share, of which 6,666,667 shares were sold by the Company and 4,470,059 shares were sold by selling stockholders, including 1,452,617 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of $111,600, after deducting underwriting discounts. All outstanding shares of the Company’s redeemable convertible preferred stock converted to 25,097,882 shares of common stock at the closing of the IPO. Redeemable convertible preferred stock warrants were also converted into warrants to purchase common stock and, accordingly, the liability associated with the warrants was reclassified to stockholders’ equity at the closing. Upon the closing of the IPO, the Company used the proceeds to repay a significant portion of its debt. Accordingly, the Company has presented an unaudited pro forma condensed balance sheet as of March 31, 2011, which reflects the conversion of all outstanding shares of redeemable convertible preferred stock, the conversion of redeemable convertible preferred stock warrants into warrants to purchase common stock and, accordingly, the liability associated with the warrants reclassified to stockholders’ equity and the repayments of certain debt balances.

Reverse Stock Split. On March 23, 2011, the board of directors of the Company and the stockholders of the Company approved a 1-for-2 reverse stock split of the Company’s outstanding common stock, which was effected on March 29, 2011. All references to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock have also been retroactively adjusted to reflect the stock split.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, stock-based compensation, software development costs, valuation of long-lived and intangible assets, including goodwill, acquisition accounting and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses. Actual results could differ from those estimates.

Foreign Currency. The financial statements of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured in U.S. Dollars in accordance with authoritative guidance. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in the other comprehensive income component of stockholders’ equity. Realized foreign currency transaction gains and losses were not material to the consolidated financial statements.

Fair Value of Financial Instruments. The Company measures fair value of assets and liabilities and discloses the sources for such fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Under applicable accounting guidance, a fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s cash equivalents of $37,787 and $43,005 and restricted cash of $5,401 and $4,403 as of March 31, 2011 and December 31, 2010, respectively, are carried at fair value based on quoted market prices, which is a Level 1 measurement in the hierarchy of fair value measurements. The Company’s interest rate swap entered into in May 2010 was $27 at March 31, 2011 and carried at fair value based on Level 2 inputs described above. The change in fair value was ($7) for the period ended March 31, 2011. Management believes that the Company’s debt obligations approximate fair value based on the terms and characteristics of those instruments. The Company’s redeemable convertible preferred stock warrants at March 31, 2011 and December 31, 2010 were $652 and $478, respectively, and carried at fair value based on Level 3 input described above. The change in fair value was $174 and $60 for the periods ended March 31, 2011 and 2010, respectively, and was recorded in Other Income, net.

Derivatives and Financial Instruments. The Company entered into an interest rate swap agreement to hedge interest rate exposures related to its variable funding note as required under the terms of the facility. This instrument, which does not meet the requirements for hedge accounting, is carried as an asset and is marked to market at each reporting period with the change in fair value recorded in Other Income, net.

Property and Equipment. Property and equipment are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in operating income in the consolidated statements of operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the following estimated useful lives:

Vehicles	1-3 years

In-car electronic equipment	3 years

Office and computer equipment	3 years

Software	3 years

Leasehold improvements	Lesser of useful life or lease term

In the first quarter of 2011, the Company changed its estimated holding period of its vehicles and as a result increased the depreciation rates which resulted in higher depreciation expense of approximately $751 or $0.12 per share during the quarter than if the Company had not changed the holding period estimate. During the remainder of 2011, the Company expects higher depreciation expense of approximately $2,400 than if the Company had not changed the holding period estimate.

Income Taxes. Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the tax rates anticipated to be in effect when such differences reverse. A valuation allowance is provided if, based on currently available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. The Company applies the authoritative guidance in accounting for uncertainty in income taxes recognized in the financial statements. This guidance prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Revenue Recognition. The Company recognizes revenue only when the following four criteria are met: price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company generates revenue primarily from vehicle usage and membership fees from individuals, university students and faculty, businesses and government agencies. Vehicle usage revenues are recognized as chargeable hours are incurred. Annual membership fees are nonrefundable and are deferred and recognized ratably over the one-year period of membership. Membership application fees are recorded as deferred revenue and recognized as revenue over the average life of the member relationship, which is currently estimated to be five years. Direct and incremental costs associated with the membership application process, consisting of the cost of driving record checks and the cost of providing membership cards, are deferred and recognized as an expense over the estimated life of the member relationship. Annual damage fee waiver fees to cover the deductible costs are recorded as revenue ratably over the term of the plan. The Company charges a fee for returning the vehicles late. Such fees are recorded as revenue at the time the fee is charged, which is at the end of the reservation period. Sometimes new members are offered driving credits by the Company as an inducement to joining the Company. These driving credits generally expire shortly after a new member joins and allow the member to operate the Company’s vehicles without paying for the usage of the vehicles until the credits are exhausted. These driving credits are treated as a deliverable in the arrangement and represent a separate unit of accounting since the credits have value on a stand-alone basis with reliable evidence of fair value. Accordingly, a portion of the annual fee received is allocated to such credits, based on relative fair value of each deliverable, and recorded as revenue upon utilization of such credits or upon expiration, whichever is earlier.

In September 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance was effective for the Company January 1, 2011, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In 2008, the Company commenced offering a fleet management solution by licensing its proprietary vehicle-on-demand technology on a software as a service (“SaaS”) basis, primarily to local, state and federal government agencies. Customers are generally charged an upfront fee and a monthly fee. Monthly fees are recognized ratably. If upfront fees are charged then the upfront fees are recorded as deferred revenue and recognized as revenue over the expected customer relationship period commencing from the day the customer is granted access to the system.

The Company provides driving credits to existing members for various reasons, including referring a new member. The cost related to such driving credits is estimated based on an average cost per hour and applied to the estimated hours of driving a member is eligible for based on the corresponding credits. The amount is recorded in the consolidated statement of operations in Fleet Operations.

Stock-Based Compensation. The Company records stock-based payments under the fair value method. Under this method, the Company is required to record compensation cost based on the fair value estimated for stock-based awards granted or modified over the requisite service periods for the individual awards, which generally equals the vesting period. The Company utilizes the straight-line amortization method for recognizing stock-based compensation expense.

Net Loss Per Share Attributable to Common Stockholders. Basic and diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	Three Months Ended
	March 31,
	2011	2010
(in thousands)

Redeemable convertible preferred stock upon conversion to common stock	25,098	23,713
Options to purchase common stock	5,211	4,369
Warrants to purchase common stock	1,630	664
Warrants to purchase redeemable convertible preferred stock	65	72
Restricted Stock	173	—

Total	32,177	28,818

Segment Information. The Company operates in two reportable segments: North America and the United Kingdom. Both segments derive revenue primarily from members’ usage of vehicles.

Other Income. During the three months ended March 31, 2011, the Company received $861 from selling some of its zero emission vehicle (“ZEV”) credits to a third party. The Company received these credits under a state-based low-emission regulation. These laws provide for the purchase and sale of excess credits earned. Because the Company utilizes energy efficient vehicles in its business, the Company was able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

Comprehensive Loss. The comprehensive loss for the Company was $3,740 for the three months ended March 31, 2011, as a result of foreign currency translation gain of $2,357. The comprehensive loss for the Company was $5,513 for the three months ended March 31, 2010 as a result of foreign currency translation loss of $193.

3. Intangible Assets, Goodwill and Redeemable Non-controlling Interest

The change in intangible assets during the three months ended March 31, 2011 is due to the amortization of $1,073. The change in the goodwill balance during the three months ended March 31, 2011 is due to the impact of changes in foreign currency exchange rates associated with the goodwill resulting from the Company’s acquisition of Streetcar Limited (“Streetcar”) in the United Kingdom.

In connection with the acquisition of Flexcar, the Company obtained 85% ownership in one of Flexcar’s subsidiaries. The remaining 15% ownership in that subsidiary is held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary holds put rights for the remaining interest in the subsidiary. The put right provides the redeemable non-controlling interest an option to sell its ownership interest to the Company after September 2011 at a price based on the fair value at the time of the exercise. Since the redeemable non-controlling interest in the subsidiary has a redemption feature, as a result of the put option, the Company has classified the redeemable non-controlling interest in the subsidiary in the mezzanine section of the consolidated balance sheets. The redeemable non-controlling interest is being accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period. The amount accreted during the three months ended March 31, 2011 was $94.

4. Common Stock and Stockholders’ Equity

On March 23, 2011, the board of directors of the Company and the stockholders of the Company approved a 1-for-2 reverse stock split of the Company’s outstanding common stock, which was effected on March 29, 2011. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment for such fractional shares in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s redeemable convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All references to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock have also been retroactively adjusted to reflect the stock split.

As of March 31, 2011, the Company had warrants outstanding and exercisable for the purchase of 1,630,279 shares of common stock at prices ranging from $0.98 to $8.74 per share. As of March 31, 2011, the Company had warrants outstanding and exercisable for the purchase of 129,122 shares of Series F redeemable convertible preferred stock at prices ranging from $3.44 to $68.81 per share.

On April 19, 2011, the Company closed its IPO of 11,136,726 shares of common stock at an offering price of $18.00 per share, of which 6,666,667 shares were sold by the Company and 4,470,059 shares were sold by selling stockholders, including 1,452,617 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of approximately $111,600, after deducting underwriting discounts. All outstanding shares of the Company’s redeemable convertible preferred stock converted to 25,097,882 shares of common stock at the closing of the IPO. Redeemable convertible preferred stock warrants were also converted into warrants to purchase common stock and, accordingly, the liability associated with the warrants was reclassified to stockholders’ equity at the closing. At the time of the conversion of the redeemable convertible preferred stock warrants, the Company will record a charge of approximately $550 as the final marked to market adjustment.

5. Stock-based Compensation

Employee Stock-Based Awards.

In March 2011, the Company’s Board of Directors and stockholders approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of the IPO. Under the 2011 Plan, the Company may issue up to 2,500,000 shares of its common stock pursuant to stock options and stock awards, which include (i) shares subject to awards granted under the 2010 Stock Incentive Plan (the “2010 Plan”) or the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right and (ii) shares of common stock reserved for issuance under the 2010 Plan that remained available for issuance immediately prior to the closing of the IPO. As of March 31, 2011 and December 31, 2010, stock options to purchase 5,211,246 and 4,705,506 shares of common stock, respectively, were outstanding collectively under the 2000 Plan and the 2010 Plan. As of March 31, 2011 and December 31, 2010, stock options to purchase 1,609,609 shares and 2,306,154 shares of common stock, respectively, were available for future issuance collectively under the 2000 Plan and the 2010 Plan. After the effective date of the 2011 Plan, the Company granted no further stock options or other awards under the 2010 Plan.

On February 24, 2011, the Company issued 173,370 restricted shares of common stock to three board members at a purchase price of $14.42 per share. These shares are subject to a right, but not an obligation, of repurchase by the Company at the original issuance price, which lapses quarterly over two years from the date of issuance. The Company received proceeds of $2,500 from the issuance of such shares, which was recorded as deposit liability in the condensed consolidated balance sheet, and the liability will be reclassified to additional paid-in capital over the vesting period. At March 31, 2011, the Company had recorded the entire amount as current and long term liability since none of the restricted shares issued were vested.

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three Months Ended
	March 31,
	2011	2010
(in thousands)

Fleet operations	$25	$17
Research and development	42	40
Selling, general, and administrative	947	494

Total stock-based compensation	$1,014	$551

6. Accrued Expenses

	March 31,	December 31,
	2011	2010
(in thousands)

Sales Tax	$3,600	$2,358
Payroll and related benefits	2,904	3,884
Fleet related	2,881	2,209
Insurance	2,204	1,993
Member Deposits	2,040	1,969
Deposit Liability	1,250	—
Legal, audit, tax, and professional fees	1,174	2,192
Interest and credit card fees	602	606
Marketing	307	142
Rent	262	345
Other	729	896

Total accrued expenses	$17,953	$16,594

7. Long-Term Debt

In May 2008, June 2009 and March 2010 the Company entered into Loan and Security Agreements with two financial institutions, which provided for up to $40,000 in term loans. Amounts borrowed under these facilities were payable in monthly installments ranging between 27 and 36 months. In April 2010, in connection with the acquisition of Streetcar, the Company issued $5,000 in notes payable to certain former shareholders of Streetcar (“Streetcar Notes”). Repayments were due over 27 monthly installments.

On May 24, 2010, Zipcar Vehicle Financing LLC (“ZVF”), a bankruptcy-remote special purpose entity wholly-owned by the Company, completed the closing of a variable funding note facility (the “ABS facility”), and entered into a base indenture with Deutsche Bank Trust Company Americas as trustee and securities intermediary for the noteholders in the ABS facility. The committed aggregate principal amount of the ABS facility was $70,000 from two noteholders—Credit Agricole Corporate and Goldman, Sachs & Co. (the “Goldman Note”).

Upon the closing of the IPO on April 19, 2011, the Company used approximately $51,400 of the proceeds to repay all outstanding balances, including interest as of the payment date, associated with the Loan and Security Agreements, the Streetcar Notes and the Goldman Note. In connection with these repayments, the Company will record a charge of approximately $3,300 related to unamortized debt issue costs, warrant expenses, accrued interest and the remaining interest related to the final interest payments.

On May 11, 2011, ZVF completed the closing of an amendment and extension of the Company’s existing ABS variable funding note facility. The committed aggregate principal amount of this facility is $50,000, of which, as of May 11, 2011, the Company had outstanding borrowings of $33,600. ZVF will continue to use this facility to purchase vehicles and then lease them to the Company. The amended and extended facility has a revolving period of one year, with an amortization period of an additional two years. ZVF’s financial results are consolidated with those of Zipcar since ZVF is a wholly-owned subsidiary of Zipcar.

8. Commitments and Contingencies

Leases. The Company leases its office spaces under noncancelable lease agreements. The leases include certain lease incentives, payment escalations and rent holidays, the net effect of which is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company also leases vehicles under noncancelable lease agreements (generally one-year commitments). Lease expenses for the Company’s office spaces and vehicles under operating leases were $6,772 and $7,650 for the three months ended March 31, 2011 and 2010, respectively.

The Company also leases vehicles under various capital leases, generally with a 36-month stated term. Under the terms of the leases, the Company guarantees the residual value of the vehicle at the end of the lease. If the wholesale fair value of the vehicle is less than the guaranteed residual value at the end of the lease, the Company will pay the lessor the difference. If the wholesale fair value is greater than the guaranteed residual value, that difference will be paid to the Company. As of March 31, 2011, the average guaranteed residual value was 31.2%, of the vehicle price at the inception of the lease. The Company believes that, based on current market conditions, the average wholesale value of the vehicles at the end of lease term will equal or exceed the average guaranteed residual value, and therefore has not recorded a liability related to guaranteed residual values.

The Company has the option to buy out each lease at any time by paying the lessor the total principal due under the lease, including the guaranteed residual value and taking title of the leased vehicle. The Company historically has not exercised this option. Future minimum annual lease payments under noncancelable leases as of March 31, 2011 are as follows:

	Operating	Capital
	Leases	Leases
(in thousands)

2011	$7,439	$9,906
2012	3,763	9,652
2013	1,639	3,767
2014	523	96
2015	175	—

Total future minimum lease payments	$13,539	23,421

Less amounts related to interest		—

		23,421

Less amounts currently due		9,906

		$13,515

Capitalized vehicle leases have interest rates between 3.8% and 13.5%. Under certain capital lease agreements, the Company is required to maintain prescribed levels of cash and cash equivalents and working capital, which the Company is in compliance with as of March 31, 2011 and December 31, 2010.

Litigation. The Company is subject, from time to time, to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its business, financial position, results of operations or cash flows.

9. Income Taxes

The provision for income taxes for the three months ended March 31, 2011 and 2010 consists of a state current provision of $17 and $36, respectively.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The Company has significant deferred tax assets related to its net operating loss carryforwards. A valuation allowance against net deferred tax assets is required if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance for the full amount of its net deferred tax assets.

The Company has no amounts recorded for any unrecognized tax benefits as of March 31, 2011. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of March 31, 2011, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2007 are open to income tax audit examination by the federal and state tax authorities. The Company’s foreign jurisdictions in the United Kingdom and in Canada are also open for income tax audit examination since December 31, 2007. In addition, as the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

Utilization of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

The Company has performed an analysis under Section 382, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and research and development credits carryforward due to ownership changes that have occurred previously. Based on this analysis, the Company has determined that while ownership changes have occurred during its history, a substantial portion of the net operating losses and credits are available for future utilization.

10. Segment Information

The Company’s operating segments are the same as its reportable segments. The Company has identified two reportable segments: North America and the United Kingdom. Both segments derive revenue primarily from member’s usage of vehicles. The United Kingdom operations increased significantly as a result of the Streetcar acquisition in April 2010. The Company does not allocate certain expenses including corporate costs and overhead, intangible amortization and stock-based compensation to its segments. Therefore, corporate reconciling items are used to capture the items excluded from segment operating performance measures. No revenue was recorded from transactions between segments. Asset information by operating segment is not reported to or received by the chief operating decision maker, and therefore, the Company has not disclosed asset information for each of the operating segments.

The Company’s segment information is as follows:

	Three Months Ended
	March 31,
	2011	2010
Revenue:
North America	$40,167	$32,057
United Kingdom	8,966	1,187

Total segment revenue	$49,133	$33,244

(Loss) income before income taxes:
North America	5,696	3,046
United Kingdom	(2,036)	(1,052)

Total segment income before income taxes	3,660	1,994

Corporate expenses	(6,442)	(5,018)
Acquisition and integration costs	(898)	(752)
Stock-based compensation	(1,014)	(551)
Amortization of acquired intangible assets	(1,073)	(197)
Interest income	9	12
Interest expense	(1,313)	(717)
Other income, net	987	(63)

Loss before income taxes and noncontrolling interest	$(6,084)	$(5,292)

	Three Months Ended
	March 31,
	2011	2010
Interest expense:
North America	$789	$62
United Kingdom	353	26

Total segment interest expense	1,142	88

Corporate interest expense	1,313	717

Total	$2,455	$805

	Three Months Ended
	March 31,
	2011	2010
Depreciation and amortization:
North America	$2,443	$466
United Kingdom	2,175	229

Total segment depreciation and amortization	4,618	695

Corporate depreciation	404	324
Amortization of acquired intagible assets	1,073	197

Total	$6,095	$1,216

The Company’s revenue and long-lived assets by geographic area is included in the following tables:

	Three Months Ended March 31,
	2011	2010
Revenue:
United States	$37,608	$30,137
International	11,525	3,107

Total	$49,133	$33,244

	March 31,
	2011	2010
Long-lived assets:
United States	$46,618	$5,933
International	28,188	2,816

Total	$74,806	$8,749

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on April 14, 2011.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission, or SEC, on April 14, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Zipcar operates the world’s leading car sharing network. We operate our membership-based business with over 8,000 vehicles in 14 major metropolitan areas and on more than 230 college campuses in the United States, Canada and the United Kingdom. Our car sharing service provides over 575,000 members with cars on demand in reserved parking spaces within an easy walk of where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. We offer our solution to individuals, universities, businesses and government agencies.

Our revenue has grown from $30.7 million in 2006 to $186.1 million in 2010 and $49.1 million for the three months ended March 31, 2011. From our inception through March 31, 2011, a substantial portion of our revenue has been generated in North America. We have experienced losses since inception and, as of March 31, 2011, had an accumulated deficit of $71.6 million. Our business initially requires fleet, marketing and infrastructure investments in each metropolitan area. As markets develop and membership increases, our business benefits from operational efficiencies and economies of scale. Cash flows from our more mature markets are used to fund new and emerging markets as well as investments in our infrastructure.

On April 19, 2011, we closed our initial public offering, (or IPO) of 11,136,726 shares of common stock at an offering price of $18.00 per share, of which 6,666,667 shares were sold by us and 4,470,059 shares were sold by selling stockholders, including 1,452,617 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $111.6 million, after deducting underwriting discounts. Upon the closing of the IPO, we used $51.4 million of the proceeds to repay all outstanding balances including interest as of the payment date associated with certain debt balances.

Revenue

We derive revenue primarily from vehicle usage and membership fees. A prospective member applies for membership online. This initial application is accepted following a driving record check and validation of credit card information provided. To cover these costs, we charge a one-time non-refundable application fee.

Vehicle usage revenue is recognized as chargeable hours are incurred. Annual membership fees are deferred and recognized ratably over the one-year period of membership. Membership application fees are recorded as deferred revenue and recognized ratably as revenue over the average life of the member relationship, which we currently estimate to be five years. In 2008, we began to offer a fleet management solution, known as FastFleet, by licensing our proprietary vehicle-on-demand technology on a software as a service, or SaaS basis to organizations that manage their own fleets of vehicles, including local, state and federal government agencies. Customers are charged a monthly fee, which is recognized ratably.

Our revenue is not concentrated within any one customer or business. Substantially all of our members and customers pay their fees and vehicle usage charges with a credit card. Our revenue is derived from the United States, Canada and the United Kingdom.

Fleet Operations

Fleet operations consist principally of costs associated with operating our vehicles such as lease expense, depreciation, parking, fuel, insurance, gain or loss on disposal of vehicles, accidents, repairs and maintenance as well as employee-related costs. Our fuel costs fluctuate as gasoline prices increase or decrease. We expect fleet operation costs to increase as we expand the number of vehicles in our fleet to service an expanding membership base and support future revenue growth. Over time, however, we expect these costs to decline as a percentage of revenue due to the achievement of increased efficiencies in our operations and as a greater percentage of our markets reach critical mass and vehicle usage levels increase.

Member Services and Fulfillment

Member services and fulfillment expenses consist of the cost of our outsourced contact center, personnel expenses related to our member support teams and credit card processing fees. Member services and fulfillment costs are expected to increase as our membership base increases.

Research and Development

Research and development expenses consist primarily of labor-related costs incurred in coding, testing, maintaining and modifying our technology platform. We have focused our research and development efforts on both improving ease of use and functionality of our reservation, back-end and in-vehicle systems. Our internal and external costs associated with new and enhanced functionality are capitalized and amortized generally over three years. We expect research and development expenses to increase as we continue to enhance and expand our technological capabilities but to decrease over time as a percentage of revenue as we leverage our technology platform over a larger membership base.

Sales and Marketing

Sales and marketing expenses consist primarily of labor-related costs, online search and advertising, trade shows, marketing agency fees, public relations and other promotional expenses. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines. We expect to continue to invest in sales and marketing activities to increase our membership base and brand awareness. We expect that sales and marketing expenses will continue to increase in the future but decrease as a percentage of revenue as certain fixed costs are leveraged over a larger revenue base.

General and Administrative

General and administrative expenses consist primarily of labor-related expenses for administrative, human resources, internal information technology support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel to support the growth of our business. In addition, we anticipate that we will incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. As a result, we expect that our general and administrative expenses will continue to increase in the future but decrease as a percentage of revenue over time as our membership base and related revenue increases.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our prospectus filed with the SEC on April 14, 2011 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. We believe that the following policies involve the most judgment and complexity:

•	Revenue recognition;

•	Software development costs;

•	Income taxes;

•	Valuation of Long-Lived and Intangible Assets, Including Goodwill;

•	Accounting for Acquisitions; and

•	Stock-based compensation

Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Results of Consolidated Operations

	Three Months Ended
	March 31,
	2011	2010
(In thousands, except per share data)

Revenue	$49,133	$33,244

Cost and expenses
Fleet operations	34,966	24,894
Member services and fulfillment	4,071	2,670
Research and development	962	671
Selling, general, and administrative	12,687	9,437
Amortization of acquired intangible assets	1,073	197

Total operating expenses	53,759	37,869

Loss from operations	(4,626)	(4,625)
Interest income	9	12
Interest expense	(2,455)	(805)
Other income, net	987	126

Loss before income taxes	(6,085)	(5,292)
Provision for income taxes	17	36

Net loss	(6,102)	(5,328)
Less: Net loss attributable to the noncontrolling interest	5	8

Net loss attributable to Zipcar, Inc.	$(6,097)	$(5,320)

Net loss attributable to common stockholders per share - basic and diluted	$(0.95)	$(2.37)

Weighted average number of common shares outstanding used in computing per share amounts - basic and diluted	6,434,923	2,246,505

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended
	March 31,
	2011	2010

Revenue	100.0%	100.0%

Cost and expenses
Fleet operations	71.2	74.9
Member services and fulfillment	8.3	8.0
Research and development	2.0	2.0
Selling, general, and administrative	25.8	28.4
Amortization of acquired intangible assets	2.2	0.6

Total operating expenses	109.5	113.9

Loss from operations	(9.5)	(13.9)
Interest income	0.0	0.0
Interest expense	(5.0)	(2.4)
Other income, net	2.0	0.4

(Loss) income before income taxes	(12.5)	(15.9)
Provision for income taxes	—	0.1

Net (loss) income	(12.5)	(16.0)
Less: Net income (loss) attributable to the noncontrolling interest	0.0	0.0
Net (loss) income attributable to Zipcar, Inc.	(12.5)%	(16.0)%

Segments

Our operating segments are the same as our reportable segments. We have identified two reportable segments: North America and the United Kingdom. In both segments, we derive revenue primarily from self-service vehicle use by our members. The North America segment represented substantially all of our revenue until our acquisition of Streetcar Limited, or Streetcar, in 2010. Revenue increased from $32.1 million for the three months ended March 31, 2010 to $40.2 million for the three months ended March 31, 2011 in the North America segment, and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved from $3.0 million to $5.7 million during this period. These improvements are principally a result of the major metropolitan areas and universities in this segment reaching larger scale and achieving higher operational efficiencies. Revenue increased from $1.2 million for the three months ended March 31, 2010 to $9.0 million for the three months ended March 31, 2011 in the United Kingdom segment. During this period, the segment loss before income taxes, which excludes corporate expenses and certain other costs, increased from $1.1 million to $2.0 million. Revenue in the 2011 period increased in the United Kingdom segment due to the acquisition of Streetcar, and the segment loss before income taxes excluding corporate expenses and certain other costs, increased due to the impact of the acquisition of Streetcar. Refer to Note 9 to the consolidated financial statements for additional segment information.

Comparison of Three Months Ended March 31, 2011 and 2010

Revenue

	Three months ended March 31,		Change
	2011	2010	$	%
(amounts in thousands)

Vehicle usage revenue	$41,903	$29,262	$12,641	43.2%
Fee revenue	7,158	3,948	3,210	81.3%
Other revenue	72	34	38	111.8%

Total	$49,133	$33,244	$15,889	47.8%

Total revenue increased 47.8% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, including 23.5% as a result of the Streetcar acquisition in April 2010. Vehicle usage revenue increased primarily due to an increase in reservations associated with new Zipcar members as well as 74,000 members acquired through the Streetcar acquisition, partially offset by lower vehicle usage revenue per member. Fee revenue is derived from annual membership, application and damage waiver fees. The increase in fee revenue is primarily a result of a higher average member base at March 31, 2011 as compared to March 31, 2010 along with higher fees associated with Streetcar. Our average membership increased to 566,000 for the three months ended March 31, 2011 from 360,000 for the three months ended March 31, 2010. The annual and application fee revenue is recognized ratably over one and five years, respectively. Revenue per member decreased by $5 to $87 for the three months ended March 31, 2011 from $92 for the comparable period in 2010, primarily due to a decrease in vehicle usage revenue per member resulting from a focus on shifting mix from daily reservations to more profitable hourly reservations. The increase in other revenue is primarily attributable to revenue from our SaaS-based FastFleet, our fleet management solution.

Operating Expenses

	Three months ended March 31,		Change
	2011	2010	$	%
(amounts in thousands)

Fleet Operations	$34,966	$24,894	$10,072	40.5%
Member services and fulfillment	4,071	2,670	1,401	52.5%
Research and development	962	671	291	43.4%
Selling, general and administrative	12,687	9,437	3,250	34.4%
Amortization of acquired intangible assets	1,073	197	876	444.7%

Total	$53,759	$37,869	$15,890	42.0%

Fleet Operations: Fleet operations expenses increased 40.5% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, including 26.7% as a result of the Streetcar acquisition. Fleet operations expenses increased as a result of an increase in the number of vehicles in our fleet. The average number of vehicles in our fleet increased by 2,062 to 8,123 for the three months ended March 31, 2011 as compared to the comparable period in 2010. In addition, cost per vehicle marginally increased in the three months ended March 31, 2011 as compared to the same period in 2010 primarily due to higher gas prices. Fleet operations expenses as a percentage of revenue decreased to 71.2% for the three months ended March 31, 2011 from 74.9% for the comparable period in 2010 due to an increase in per vehicle usage levels.

Member Services and Fulfillment: Member services and fulfillment costs increased 52.5% for the three months ended March 31, 2011 as compared to the comparable period in 2010, including 25.7% as a result of the Streetcar acquisition. Member services and fulfillment costs increased primarily due to an increase in average membership of approximately 205,000 to 566,000 at March 31, 2011 from 360,000 as of March 31, 2010. Member services and fulfillment as a percentage of revenue increased to 8.3% for the three months ended March 31, 2011 from 8.0% for the comparable period in 2010.

Research and Development: Research and development expenses increased 43.4% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, including 26.5% as a result of the Streetcar acquisition, primarily as a result of additional headcount related to continued investment in the development and maintenance of our online reservation and fleet management system. Research and development expenses as a percentage of revenue remained flat, at 2.0%, for the three months ended March 31, 2011 and 2010.

Selling, General and Administrative: Selling, general and administrative expenses increased 34.4% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, including 22.6% as a result of the Streetcar acquisition. The increase in selling, general and administrative expenses for the three months ended March 31, 2011 from the comparable period in 2010 was primarily due to an increase in labor and labor-related expenses, including stock compensation expense, of $1.9 million, marketing programs, advertising costs and related discretionary spending of $0.6 million and other general and administrative related expenses of $0.6 million primarily due to costs associated with Streetcar operations in the 2011 period and further costs incurred in preparation for operating as a public company. Selling, general and administrative expenses as a percentage of revenue decreased by 2.6% to 25.8% for the three months ended March 31, 2011 from 28.4% for the comparable period in 2010.

Amortization of Acquired Intangible Assets: Acquired intangible assets associated with the Flexcar and Streetcar acquisitions include member relationships, parking spaces, non-compete agreements, tradename and reservation system in existence at the time of the acquisition, and are amortized over their estimated useful lives of up to five years based on the pattern in which the economic benefits of the intangible assets are consumed. Amortization of acquired intangible assets increased $0.9 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due to the acquisition of Streetcar.

Interest Income: Interest income remained unchanged for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Interest Expense: Interest expense increased by $1.7 million to $2.5 million for the three months ended March 31, 2011, from $0.8 million for the three months ended March 31, 2010. This increase was due to interest expense associated with new corporate debt as well as vehicle related debt acquired as part of Streetcar acquisition and a shift in our domestic fleet financing strategy to the ABS facility.

Other Income, net: Other income, net increased by $0.9 million to $1.0 million for the three months ended March 31, 2011 from $0.1 million for the three months ended March 31, 2010. This increase is primarily attributable to the sale of Zero Emission Vehicle, or ZEV, credits of $0.9 million during the three months ended March 31, 2011. Under certain state government regulations, vehicle manufacturers are required to ensure that a portion of the vehicles sold in that state are classified as “zero emission vehicles”. These laws provide for the purchase and sale of excess credits earned. Because we utilize energy efficient vehicles in our business, we were able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

Key financial and operating metrics, Non-GAAP financial measures and supplemental disclosure

In connection with the ongoing operation of our business, our management regularly reviews key financial and operating metrics, including total revenue per member, usage revenue per vehicle per day, cost per new account, member retention, ending members and ending vehicles. Management considers these financial and operating metrics critical to understanding our business, reviewing our historical performance, measuring and identifying current and future trends and for planning purposes.

In addition to the key metrics described above, we also use Adjusted EBITDA, a non-GAAP financial measure, to assess our performance. We define Adjusted EBITDA as earnings before non-vehicle depreciation, non-vehicle interest, interest income, amortization, preferred stock warrant liability adjustment, stock compensation expenses, acquisition and integration costs, taxes and other income related to ZEV credits. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes in our capital structure, income tax status and method of vehicle financing, and other items of a non-operational nature that affect comparability. We include vehicle-related depreciation and interest in our definition of Adjusted EBITDA because vehicles represent core operating assets used in the delivery of our service that require periodic replacement. In addition, the exclusion of these costs would result in a lack of comparability in the treatment of vehicles that are owned or leased under capital leases and those leased under operating leases.

We believe that various forms of the Adjusted EBITDA metric are often used by analysts, investors and other interested parties to evaluate companies such as ours for the reasons discussed above. Adjusted EBITDA is also used for planning purposes and in presentations to our board of directors as well as in our annual incentive compensation program for senior management. Non-GAAP information should not be construed as an alternative to GAAP information, as the items excluded from the non-GAAP measures often have a material impact on our financial results. Management uses, and investors should use, non-GAAP measures in conjunction with our GAAP results.

Our quarterly key financial and operating metrics and non-GAAP financial measures are as follows:

	For the Three Months Ended,
	March 31,
	2011	2010

Key Financial and Operating Metrics:
Ending members	576,914	366,535
Ending vehicles	8,216	6,085
Usage revenue per vehicle per day	$57	$54
Total revenue per member per period	$87	$92
Cost per new account	$53	$55
Average monthly member retention	98.2%	98.3%
Adjusted EBITDA (in thousands)	$(1,885)	$(2,601)

•

Ending members and vehicles reflect the number of members and vehicles at the end of each period. We use this information to measure our success in growing membership and in tracking our supply of vehicles to meet demand.

•

Usage revenue per vehicle per day is derived by dividing the usage revenue for the period by the average number of vehicles during that period and the number of days in that period. Usage revenue per vehicle per day reflects a combination of pricing and the efficiency of vehicle deployment and usage. The increase in usage revenue per vehicle per day over comparable prior year period is primarily due to increased usage of our vehicles.

•

Total revenue per member is derived by dividing the total revenue for the period by the average number of members during that period. The decrease in total revenue per member over comparable prior year period is the result of lower per vehicle revenue principally due to a focus on shifting mix from daily reservations to more profitable hourly reservations.

•

Cost per new account is defined as marketing and advertising expenses at the field level, divided by total gross new member additions in the period. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new members. Cost per new account has decreased as we have increased the efficiency of our marketing and advertising programs.

•

The average monthly member retention is defined as one minus the quotient of the monthly average of members who leave during the quarter divided by the average number of total members for the quarter. Management uses this information to measure its ability to retain existing members. Retention levels have remained relatively stable.

•

Adjusted EBITDA is reconciled to our net income to show the impact of items not reflected. We use this information to assess our profitability or loss from recurring operations, adjusted for certain non-cash expenses.

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
(in thousands)

Reconciliation of adjusted EBITDA
Net loss attributable to Zipcar, Inc.	$(6,097)	$(5,320)
Non-vehicle depreciation	561	418
Amortization	1,073	197
Non-vehicle interest expense	1,345	717
Interest income	(9)	(12)
Preferred stock warrant liability adjustment	174	60
Stock compensation	1,014	551
Acquisition and integration cost	898	752
Taxes	17	36
Zero Emission Vehicle credits	(861)	—

Adjusted EBITDA	$(1,885)	$(2,601)

In addition to key operating and financial metrics, we have chosen to provide further information which we believe is useful for investors and analysts to understand the underlying trends in our business. With respect to our fleet, we have provided the number of vehicles at the end of each period that are owned, held under capital leases and held under operating leases. Vehicles held under operating leases are charged as a period expense to the cost of fleet operations. Owned vehicles and vehicles held under capital leases are capitalized as part of property and equipment and depreciated over their expected useful lives to estimated residual value.

We have provided further financial information with respect to a combination of four markets: Boston, New York, San Francisco and Washington, D.C., together referred to as “Established Markets”. The Established Markets represent the first four cities that Zipcar entered during the period from 2000 to 2005. We believe it is helpful for investors and analysts to understand the revenue and income before tax in the Established Markets because we believe these trends over time indicate what we may achieve as we grow in our less developed markets. Income before tax from Established Markets includes all costs associated with our operations in those markets, including market-related advertising, public relations expenses and an allocation of the costs of operating of the member services contact center. Corporate costs and overhead are not allocated to our Established Markets.

Our quarterly supplemental data are as follows (dollars in thousands):

	For the Three Months Ended,
	March 31,
	2011	2010

Owned vehicles	2,424	113
Capital lease vehicles	1,509	586
Operating lease vehicles	4,283	5,386

Ending vehicles	8,216	6,085

Through May 2010, we principally had used a combination of operating leases and capital leases to fund our vehicle fleet. In May 2010, Zipcar Vehicle Financing LLC, or ZVF, a bankruptcy-remote special purpose entity wholly-owned by us, completed the closing of a variable funding note facility, or ABS facility, and entered into a base indenture with Deutsche Bank Trust Company Americas as trustee and securities intermediary for the noteholders in the ABS facility. As a result, our mix of owned vehicles increased as we purchased vehicles under our ABS facility. The mix of vehicles under capital lease has also increased due to our acquisition of Streetcar, which finances its fleet through capital leases. These shifts in our financing strategy will result in higher property and equipment and higher capital lease obligations and vehicle-related debt on our balance sheet as well as a lower per vehicle cost included in cost of fleet operations and higher vehicle-related interest expense.

	For the Three Months Ended,
	March 31,
	2011	2010
(in thousands)

Established Markets:
Revenue	$27,094	$22,581
Income before tax	$4,559	$3,150

During the three months ended March 31, 2011, revenue for Established Markets grew 20% from the comparable period in 2010, while income before tax grew 45%. Income before tax tends to be lowest as a percentage of revenue in the first quarter of the year for seasonality reasons, driven both by weather and the relative absence of significant driving holidays.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and have an accumulated deficit of $71.6 million through March 31, 2011. We have financed our operations primarily through the sale of redeemable convertible preferred stock, the issuance of long-term debt, operating and capital lease financings, vehicle related financing and from positive cash flow from operations. At March 31, 2011, our principal sources of liquidity were cash and cash equivalents totaling $37.8 million and $34.9 million available for borrowing under our ABS facility.

On April 19, 2011, we closed our IPO of 11,136,726 shares of common stock at an offering price of $18.00 per share, of which 6,666,667 shares were sold by us and 4,470,059 shares were sold by selling stockholders, including 1,452,617 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $111.6 million, after deducting underwriting discounts. Upon the closing of the IPO, we used $51.4 million of the proceeds to repay all outstanding balances including interest as of the payment date associated with the following debt:

•	Loan and security agreement with Lighthouse Capital Partners VI, L.P.;

•	Second loan and security agreement with Pinnacle Ventures L.L.C.;

•	Third loan and security agreement with Lighthouse Capital Partners VI, L.P. and Pinnacle Ventures L.L.C.;

•	Notes issued to certain former shareholders of Streetcar in connection with our acquisition; and

•	Notes issued to Goldman, Sachs & Co., in connection with our ABS facility through ZVF.

On May 11, 2011, ZVF completed the closing of an amendment and extension of our existing ABS variable funding note facility. The committed aggregate principal amount of this facility is $50.0 million, of which, as of May 11, 2011, we had outstanding borrowings of $33.6 million. ZVF will continue to use this facility to purchase vehicles and then lease them to Zipcar. The amended and extended facility has a revolving period of one year, with an amortization period of an additional two years. ZVF’s financial results are consolidated with those of Zipcar since ZVF is a wholly-owned subsidiary of Zipcar.

	Three Months Ended
	March 31,
	2011	2010
(in thousands)

Condensed cash flows

Net loss	$(6,102)	$(5,328)
Non-cash adjustments	8,062	2,160
Changes in working capital	1,054	(513)

Net cash (used in) provided by operating activities, net of acquisition	3,014	(3,681)

Decrease (increase) in restricted cash	(999)	1,253
Purchases of property and equipment	(10,965)	(856)
Other	2,597	(80)

Net cash provided by (used in) investing activities	(9,367)	317

Proceeds from issuance of debt	6,300	16,000
Proceeds from issuance of restricted stock	2,500	—
Payments of issuance costs for contemplated initial public offering of common stock	(931)	—
Payments of principal under capital lease obligations and other debt	(6,905)	(1,134)
Other	115	125

Net cash provided by financing activities	1,079	14,991

Effect of exchange rate changes on cash and cash equivalents	56	(61)
Net increase (decrease) in cash and cash equivalents	(5,218)	11,566
Cash and cash equivalents
Beginning of period	43,005	19,228

End of period	$37,787	$30,794

Operating activities:

Net cash provided by operating activities during the three months ended March 31, 2011 was $3.0 million primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $2.0 million excluding non-cash items such as depreciation, amortization, accretion of warrants, stock-based compensation and other items totaling $8.1 million. Net income after non-cash adjustments includes $0.9 million of other income associated with the sale of certain ZEV credits. Favorable changes in operating assets and liabilities of $1.1 million primarily relate to increases to liabilities and accrued expenses due to costs associated with labor and employee-related expenses, and costs related to preparation for operating as a public company. Favorable change was also due to an increase in deferred revenue as a result of an increase in our membership base by over 36,000.

Investing activities:

Cash used in investing activities during the three months ended March 31, 2011 of $9.4 million was primarily due to purchases of property and equipment of $11.0 million under the ABS facility and an increase in restricted cash of $1.0 million, partially offset by proceeds from the sale of property and equipment of $2.6 million.

Financing activities:

Cash provided by financing activities during the three months ended March 31, 2011 of $1.1 million was due to proceeds from the issuance of debt under the ABS facility as well as the issuance of restricted stock, partially offset by principal payments associated with capital lease obligations and other debt obligations, along with payments of issuance costs associated with the IPO.

Our future capital requirements may vary materially in the future and will depend on many factors, including, but not limited to, our expansion into new markets, availability and cost of financing for our vehicles, our pricing and fee structure, the levels of marketing and promotion costs required to increase our membership base, the expansion of our sales, support and marketing organizations, the establishment of additional domestic and international offices, general and administrative costs towards operating as a public company and other costs necessary to support our growth, changes in gasoline and other fixed costs.

We believe that our current cash and cash equivalents, cash flow from operations and funds available under our ABS and leasing facilities and net proceeds from our IPO received on April 19, 2011 will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

The following table summarizes our contractual obligations, including interest of $7.6 million at March 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(in thousands)

Operating Leases	$13,539	$7,439	$5,402	$698	$—
Capital Leases	23,421	9,906	13,419	96	—
Debt	79,648	12,382	67,266	—	—

Total	$116,608	$29,727	$86,087	$794	$—

We lease our office spaces for our corporate location in Cambridge, Massachusetts and also for our local operations in various cities under noncancelable lease agreements. We also lease vehicles under noncancelable lease agreements, generally with one-year commitments.

We also lease vehicles under various operating and capital leases generally. Under the terms of the leases, we guarantee the residual value of the vehicle at the end of the lease. If the wholesale fair market value of the vehicle is less than the guaranteed residual value at the end of the lease, we pay the lessor the difference. If the wholesale fair market value is greater than the guaranteed residual value, that difference will be paid to us. We believe that, based on current market conditions, the average wholesale value of the vehicles at the end of lease term will equal or exceed the average guaranteed residual value, and therefore we have not recorded a liability related to these guaranteed residual values.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to market risks, including changes in interest rate risk, foreign currency risk, and to a lesser degree, credit risk. We manage these risks through our normal financing and operating activities as well as through hedging instruments. We may also face additional exchange rate risk in the future as we expand our business internationally.

Interest Rate & Credit Risk. We are exposed to changes in interest rates in the normal course of our business as a result of our ongoing investing and financing activities, which affect our debt as well as our cash and cash equivalents. At March 31, 2011, we had unrestricted cash and cash equivalents totaling $37.8 million. These amounts were held for working capital purposes and were invested primarily in government-backed securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our debt as of March 31, 2011 comprised ABS debt, capital leases and term loans, which totaled $103.1 million including $7.6 million of interest. The carrying value of our debt approximated fair value based on the underlying terms and characteristics of those instruments. All of the debt as of March 31, 2011 carries interest at a fixed rate except a portion of our ABS debt and a portion of our leases. We have entered into an interest rate swap agreement to mitigate our ABS debt related interest rate exposure. We did not have any other debt outstanding in which fluctuations in the interest rates would impact us.

We are exposed to concentrations of credit risk in cash and cash equivalents. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy.

Foreign Exchange Risk. We are exposed to foreign currency exchange rate risk inherent in revenues, cost, net income and assets and liabilities denominated in currencies other than the U.S. dollar, principally the British pound sterling and the Canadian dollar. The potential change in foreign currency exchange rates, principally the British pound sterling, could impact us. Assets and liabilities associated with our U.K. and Canadian subsidiaries are translated to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive (loss) income on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities. We view our investment in our foreign operations as long-term and, therefore, in the periods presented we have not entered into any derivative transactions to mitigate the currency effect on our operating results. We have no intention of hedging our foreign exchange risk at this time; however, such exposure to foreign currency exchange rate fluctuations in the future will be evaluated on an ongoing basis. We do not enter into derivatives for trading or other speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims that have arisen or may arise in the ordinary course of business. Although some of these proceedings may result in adverse decisions or settlements, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception and as of March 31, 2011, we had an accumulated deficit of $71.6 million. We expect to incur a net loss in 2011. We do not know if our business operations will become profitable or if we will continue to incur net losses in 2012 and beyond. We expect to incur significant future expenses as we develop and expand our business, which will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

Because many of our expenses are fixed, we may not be able to limit our losses if we fail to achieve our forecasted revenue.

To fulfill the anticipated demand for our car sharing services, we must make significant investments in vehicles and parking. The build-up of our fleet in advance of actual reservations exposes us to significant up-front fixed costs. If market demand for our services does not increase as quickly as we have anticipated, or if there is a rapid and unexpected decline in demand for our services, we may be unable to offset these fixed costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins, underutilization of capacity and asset impairment charges.

Car sharing is a relatively new market, and the rate of adoption and our associated growth in our current markets may not be representative of rates of adoption or future growth in other markets.

We derive, and expect to continue to derive, substantially all of our revenue from car sharing, a relatively new and rapidly evolving market. If the market for car sharing fails to grow or grows more slowly than we currently anticipate, our business would be negatively affected. To date, we have targeted expansion into markets we believe are the most likely to adopt car sharing. However, our efforts to expand within and beyond our existing markets may not achieve the same success, or rate of adoption, we have achieved to date.

Our recent growth rate will likely not be sustainable and a failure to maintain an adequate growth rate will adversely affect our business.

Our revenues have grown rapidly since our inception. We may not sustain these high rates of growth in future periods and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, our ability to become profitable will be adversely affected, and we may not have adequate resources to execute our business strategy.

We face significant risks as we expand our operations internationally, which could harm our business, operating results and financial condition.

Our efforts to expand our operations into new international markets involve various risks, including the need to invest significant resources in such expansion, the possibility that returns on such investments will not be achieved in the near future or at all and competitive environments with which we are unfamiliar. Our expansion into new markets may not prove to be successful in those markets where public transportation systems are limited or where awareness and adoption of car sharing by the local population is limited.

Any future international operations or expansion efforts may also fail to succeed due to other risks, including:

•	difficulties or delays in acquiring a critical mass of members, vehicles and/or convenient parking locations;

•	different driving expectations and patterns than those in North America;

•	different legal and labor practices and customs;

•	the need to adapt our systems and member interfaces for different languages, currencies and financial accounting practices;

•	different data protection and privacy laws;

•	different methods for checking the driving records of new members; and

•	difficulties in staffing and managing new operations.

As a result of these obstacles, we may find it impossible or prohibitively expensive to expand internationally or we may be unsuccessful in our attempt to do so, which could harm our business, operating results and financial condition.

Growth may place significant demands on our management and our infrastructure.

We have experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. Many of our systems and operational practices were implemented when we were at a smaller scale of operations. In addition, as we grow, we have implemented new systems and software to help run our operations. As our operations grow in size, scope and complexity, we will need to continue to improve and upgrade our systems and infrastructure to offer an increasing number of members enhanced service, solutions and features. We may choose to commit significant financial, operational and technical resources in advance of an expected increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for existing and new members, which could adversely affect our reputation and our business. For example, if we experience demand for our vehicles in excess of our estimates, our fleet may be insufficient to support the higher demand, which could harm our member experience and overall reputation.

Future acquisitions could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our markets and grow our business in response to changing technologies, member needs and competitive pressures. We may seek to grow our business by acquiring complementary businesses, solutions or technologies. For example, in 2007 we acquired Flexcar, and in 2010 we acquired Streetcar in London. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. In addition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of any company we acquire. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. For one or more of those transactions, we may:

•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or expenses or assume substantial liabilities;

•	encounter difficulties retaining key employees of the acquired companies or integrating diverse software codes or business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

Any of these risks could harm our business and operating results.

We face residual risks related to the value of vehicles in our fleet that we dispose of through auctions and dealer direct sales and increased costs of acquiring and holding vehicles in our fleet.

Our approximate average holding period for a Zipcar is one to three years. Thereafter, we dispose of these vehicles in lessor auctions, open auctions and by direct sales to dealers. We are not a party to any material contractual repurchase programs or guaranteed depreciation programs with any car manufacturer. Therefore, we carry substantially all of the risk that the market value of a vehicle at the time of its disposition will be less than its estimated residual value at such time. This is known as “residual risk.” For various reasons the used car market for one or more of the vehicle models in our fleet could experience considerable downward pricing pressure. If we are unable to dispose of our vehicles for amounts that are equal to or greater than their estimated residual value, our financial results may be negatively impacted.

A continued decline in the results of operations, financial condition or reputation of a manufacturer of vehicles included in our fleet could reduce those vehicles’ residual values, particularly to the extent that the manufacturer unexpectedly announced the eventual elimination of a model or nameplate or immediately ceased manufacturing them altogether. Such a reduction in residual values could cause us to sustain a loss on the ultimate sale of these vehicles, or require us to depreciate those vehicles on a more rapid basis while we own or lease them. A decline in the economic and business prospects of car manufacturers, including any economic distress impacting the suppliers of car components to manufacturers, could also cause manufacturers to raise the prices we pay for vehicles and vehicle leases or potentially reduce their supply to us.

In addition, events negatively affecting the car manufacturers, including a bankruptcy, could affect how much we may borrow under our asset-backed vehicle financing facilities. Under the current terms of our asset-backed financing facilities, we may be required to materially increase the enhancement levels regarding the fleet vehicles provided by such bankrupt manufacturer. The actual enhancement level that we would be required to provide would depend on a number of factors, and could be almost all of the net book value of the portion of our fleet vehicles then provided by such bankrupt manufacturer.

A decline in general economic activity may also have a material adverse effect on the value we realize when we sell our vehicles at auction or directly to dealers. Any such declines would adversely affect our overall financial condition.

Increases in the costs, or disruptions in the supply, of vehicles or vehicle parts manufactured in Japan resulting from recent natural disasters in Japan could materially harm our business.

Our fleet includes several vehicle lines that are manufactured in Japan and we expect to acquire additional vehicles in the future that are manufactured in Japan. In addition, we repair and maintain many vehicles in our fleet using parts that are manufactured in Japan. The recent natural disasters in Japan has caused Japanese vehicle and parts manufacturers to halt, delay or reduce production of vehicles and vehicle parts, which has caused a reduction or interruption in the supply of such vehicles or parts and may cause an increase in the cost of such vehicles or parts. Substantial increases in the costs, or a significant delay or sustained interruption in the supply, of vehicles or vehicle parts manufactured in Japan could adversely affect our ability to maintain our vehicle fleet, negatively affect our revenues and increase our operating expenses.

Manufacturer safety recalls could create risks to our business.

Our vehicles may be subject to safety recalls by their manufacturers. Under certain circumstances, the recalls may cause us to attempt to retrieve vehicles in circulation for member use or to decline to allow members to reserve such vehicles until we can arrange for the steps described in the recalls to be taken. This was the case in early 2010 when we prohibited any member from reserving the 2009 or 2010 Toyota Matrix or the 2010 Toyota Prius for a period of time while we waited for Toyota to issue a resolution to the accelerator malfunction. If a large number of vehicles are the subject of simultaneous recalls, or if needed replacement parts are not in adequate supply, we may not be able to use the recalled vehicles in our active fleet for a significant period of time. Depending on the severity of the recall, it could materially adversely affect our revenues, create bad will with some of our members, reduce the residual value of the vehicles involved and harm our general reputation and brand.

We face risks related to liabilities resulting from the use of our vehicles by our members.

Our business can expose us to claims for personal injury, death and property damage resulting from the use of Zipcars by our members. For example, a member may be using a Zipcar that has worn tires or some mechanical or other problem, including a manufacturing defect, that contributes to a motor vehicle accident that results in a death or significant property damage for which we may be liable. In addition, we depend on our members and third-party service providers to inspect the vehicles prior to driving in order to identify any potential damage or safety concern with the vehicle. To the extent that we are found at fault or otherwise responsible for an accident, our insurance coverage would only cover losses up to a maximum of $5 million in the United States.

We could be negatively impacted if losses for which we do not have third-party insurance coverage increase or our insurance coverages prove to be inadequate.

We do not have third-party insurance coverage for damage to our vehicles, but we do have third-party insurance coverage, subject to limits, for bodily injury and property damage resulting from member accidents involving our Zipcars. We account for vehicle damage or total loss at the time such damage or loss is incurred. Also, because we are responsible for damage to our vehicles, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

Furthermore, many colleges, universities, cities and municipalities prefer to do business with parties with significant financial resources who can provide substantial insurance coverage. Should we be unable to renew our excess liability insurance and other commercial insurance policies at competitive rates, this loss could have an adverse effect on our financial condition and results of operations. In the future, we may be exposed to liability for which we self-insure at levels in excess of our historical levels and to liabilities for which we are insured that exceed the level of our insurance.

The impact of worldwide economic conditions, particularly in the United States and United Kingdom, including the resulting effect on consumer spending, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions, particularly those in the United States and the United Kingdom, and in particular their impact on levels of consumer spending. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Because a significant portion of spending for our services may be considered to be discretionary, declines in consumer spending may have a more negative effect on our business than on those businesses that sell products or services considered to be necessities.

Moreover, the majority of our members are located in major metropolitan areas such as Boston, New York City, Washington, D.C., London and the San Francisco Bay Area, and to the extent any one of these geographic areas experiences any of the above described conditions to a greater extent than other geographic areas, the adverse effect on our financial condition and operating results could be exacerbated.

We expect a number of factors may cause our operating results to fluctuate on a quarterly basis, which may make it difficult to predict our future performance.

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly results include:

•	the impact of worldwide economic conditions, particularly those in the United States and the United Kingdom, and their impact on levels of consumer spending;

•	the high fixed costs inherent in our business, which limit our ability to adjust for period-to-period changes in demand;

•	the variability of fuel prices—while periods of high fuel prices may increase membership, they would also generally negatively affect profit margin;

•	the effects of natural disruptions in our major metropolitan areas, including snow in the Northeast and long periods of rain or other inclement weather patterns in any of our markets;

•	system interruptions that impair access to our website, key vendors or communication with our vehicles and any related impact on our reputation;

•	our ability to forecast revenues accurately and appropriately plan our expenses;

•	our ability to forecast vehicle damage claims for which we do not have third-party insurance coverage; and

•	the impact of fluctuations in currency exchange rates.

As a result of these and other factors, the results of any prior periods should not be relied upon as indications of our future operating performance. In addition, our operating results may not meet the expectations of investors or public market analysts who follow our company.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

Seasonality may cause fluctuations in our financial results.

We generally experience some effects of seasonality due to increases in travel during the summer months and holidays such as Memorial Day, Thanksgiving and Christmas. Accordingly, the number of Zipcar reservations and associated revenue have generally increased at a higher rate during those periods. Our revenue fluctuates due to inclement weather conditions, such as snow or rain storms. In the future this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality and member behavior that we experience may change.

The market for car sharing services is becoming increasingly competitive, and if we fail to compete effectively our business will suffer.

We expect that the competitive environment for our car sharing service will become more intense as additional companies enter our North American markets. Currently, our primary competitors in North America are traditional rental car companies that have established operating car sharing services, which generally have greater name recognition among our target members and greater financial, technical and marketing resources. Secondary competitors include for-profit and not-for-profit companies who provide car sharing services in specific neighborhoods, communities or cities. These secondary competitors may increase the number of vehicles in their fleets or enhance the vehicle offerings in their existing fleets to be more competitive, and additional competitors may enter our markets in North America. Some of our competitors may respond more quickly to new or emerging technologies and changes in driver preferences or requirements that may render our services less desirable or obsolete. These competitors could introduce new solutions with competitive price and convenience characteristics or undertake more aggressive marketing campaigns than ours. We believe that price is one of the primary competitive factors in our market and pricing in our markets is very transparent. Our competitors, some of whom may have access to substantial capital, are competing aggressively with us on the basis of pricing. To the extent that we decrease our pricing as a result of downward pricing by our competitors and are not able to reduce our operating costs, it could have a material adverse impact on our results of operations, as we may lose members and experience a decrease in Zipcar reservations.

Our growth depends on our ability to obtain and maintain a sufficient number of parking locations that are convenient to our members.

Because our members are located primarily in cities, we must compete for limited parking locations in the cities in which we operate. Many of these cities are densely populated and parking locations may not be available at locations that are convenient to our members or on terms that are commercially reasonable. We often work with local authorities to obtain parking locations and we and the local authorities may encounter resistance from local businesses and residents who own cars because, once obtained by us, these parking locations would no longer be generally available to the residents or the customers of the local businesses. If we are unable to obtain and maintain a sufficient number of parking locations that are convenient to our members, our ability to attract and retain members would suffer.

Our success depends on our members’ continued low cost, high-speed access to the Internet and the continued reliability of the Internet infrastructure.

Because our services are designed primarily to work over the Internet, our revenue growth depends on our members’ low cost, high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure, including the wireless Internet infrastructure. The future delivery of our services will depend on third-party Internet service providers to expand high-speed Internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services for providing reliable and timely Internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the Internet as a convenient means of customer interaction. All of these factors are out of our control.

System interruptions that impair access to our website or disrupt communications with our vehicles would damage our reputation and brand and our member experience, which could substantially harm our business and operating results.

The satisfactory performance, reliability and availability of our reservation system software, website and network infrastructure are critical to our reputation, our ability to attract and retain both existing and potential members and our ability to maintain adequate service levels. Any systems interruption that results in the unavailability of our website or a disruption in our vehicle communications platform could result in negative publicity, damage our reputation and brand and cause our business and operating results to suffer. We may experience temporary system interruptions (either to our website or to the vehicle-on-demand hardware systems in our Zipcars) for a variety of reasons, including network failures, power failures, cyber attacks, software errors or an overwhelming number of members or visitors trying to reach our website during periods of strong demand. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Problems faced by our third-party web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely impact the experience of our members.

Much of our software is proprietary, and we rely on the expertise of our engineering and software development teams for the continued performance of our software and computer systems. Service interruptions, errors in our software or the unavailability of our website could diminish the overall attractiveness of our service to existing and potential members.

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our insurance does not cover expenses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our website or internal computer systems could result in a loss of members and adversely affect our business and results of operations.

If our efforts to build strong brand identity and maintain a high level of member satisfaction and loyalty are not successful, we may not be able to attract or retain members, and our operating results may be adversely affected.

We must continue to build and maintain strong brand identity. Member awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality member experience. Failure to provide our members with high-quality reservation and drive experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted brand. To promote our brand, we have incurred and expect to continue to incur substantial expense related to advertising and other marketing efforts, but we cannot be sure that this investment will be profitable.

From time to time, our members express dissatisfaction with our service levels, including our vehicle inventory, available reservation times and response time with respect to questions or incidents with our Zipcars. Members who return vehicles late, without sufficient gas or in an unclean condition adversely affect other members’ experiences, which can also cause dissatisfaction with our service. To the extent dissatisfaction with our service is widespread or not adequately addressed, our reputation could be harmed, and our efforts to develop Zipcar as a trusted brand would be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain members may be adversely affected.

We rely on third-party support service providers to deliver our services to our members. If these service provider experiences operational difficulties or disruptions, our business could be adversely affected.

We depend on third-party service providers to deliver our services to our members. In particular, we rely on a limited number of data center facilities, which are located in the United States and Europe, a U.S. based third-party support service provider to handle most of our routine member support calls and local vendors to manage the cleaning and general maintenance of our vehicles. We also rely on a third party to provide gas credit cards in our vehicles for use by our members. We do not control the operation of these providers. If these third-party service providers terminate their relationship with us, or do not provide an adequate level of service to our members, it would be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service. This disruption could harm our reputation and brand and may cause us to lose members.

If the security of our members’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation or brand may be harmed, and we may be exposed to liability and a loss of members.

Our system stores, processes and transmits our members’ confidential information, including credit card information, driver license numbers and other sensitive data. We rely on encryption, authentication and other technologies licensed from third parties, as well as administrative and physical safeguards, to secure such confidential information. Any compromise of our information security could damage our reputation and brand and expose us to a risk of loss, costly litigation and liability that would substantially harm our business and operating results. We and our third-party data center facilities may not have adequately assessed the internal and external risks posed to the security of our company’s systems and information and may not have implemented adequate preventative safeguards or take adequate reactionary measures in the event of a security incident. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our members to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand, and it could cause the loss of members.

In addition, in connection with our acquisition of Streetcar, we are integrating Streetcar’s information technology systems with our existing systems. This integration may complicate our information security efforts and could result in security vulnerabilities that we would not have had but for such acquisition.

Failure to comply with data protection standards may cause us to lose the ability to offer our members a credit card payment option which would increase our costs of processing Zipcar reservations and make our services less attractive to our members, substantially all of whom reserve Zipcars with a credit card.

Major payment card issuers have adopted data protection standards and have incorporated these standards into their contracts with us. If we fail to maintain our compliance with the data protection and documentation standards adopted by the major payment card issuers and applicable to us, these issuers could raise the rates they charge us for payment card transactions, impose fines and penalties on us, or terminate their agreements with us, and we could even lose our ability to offer our members a credit card payment option. Substantially all of our members reserve Zipcars online with a credit card, and our business depends substantially upon our ability to offer the credit card payment option. Fines, penalties, and increases in the rates charged for payment card transactions could adversely affect our financial results. Any loss of our ability to offer our members a credit card payment option would make our services less attractive to them and hurt our business and cause a loss of revenue. Our administrative costs related to member payment processing would also increase significantly if we were not able to accept credit card payments for Zipcar reservations.

Our web-based model may render us more susceptible to fraudulent transactions than in-person car rental companies, which may negatively affect our revenues and profitability

Because we obtain members’ billing information on our website, we do not obtain signatures from members in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. Fraudulent credit cards may be used on our website to obtain Zipcar membership and subsequent reservations. Typically, these credit cards would not have been registered as stolen and would not therefore be rejected by our automatic authorization safeguards. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

Failure to comply with various state, county and city laws, including the collection of sales or related taxes, could harm our results of operations.

Our business is subject to various local and state tax collection requirements. Amounts that we are required to collect change frequently. As a result we need to continually ensure proper taxes are collected and remitted to the appropriate tax agencies. If we do not collect the appropriate taxes from our members, we may need to pay more than what we have collected. In addition we may be audited by various states and agencies to ensure compliance with tax collection requirements. Such audits could result in additional sales or other tax collection obligations on us which we may not be able to recover from our members. Such obligations could have a material adverse impact on our future operating results.

To date, most state, county and city taxing authorities have not required us or our customers to pay a rental car tax each time a Zipcar is reserved. However, there can be no assurance such tax will not be imposed on us and our members in the future. Imposing such tax would have a material adverse affect on our business.

Failure to adequately protect our intellectual property could substantially harm our business and operating results.

Because our business depends substantially on our intellectual property, including our proprietary vehicle platform system, the protection of our intellectual property rights is crucial to the success of our business. We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary, such as the technology used to operate our website, our content and our trademarks. Moreover, policing our proprietary rights is difficult and may not always be effective. In particular, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

We have registered “Zipcar” and “FastFleet” and our other trademarks as trademarks in the United States and in certain other countries. Competitors have adopted and in the future may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Zipcar or FastFleet or our other trademarks. From time to time, we have acquired or attempted to acquire Internet domain names held by others when such names were causing consumer confusion or had the potential to cause consumer confusion.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trade secrets, trademarks and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and could substantially harm our operating results.

Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

If we are unable to protect our domain names, our reputation and brand could be adversely affected.

We currently hold various domain names relating to our brand, including Zipcar.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for members and potential members to find our website and our car sharing service. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We principally rely on trade secrets to protect our proprietary technologies. We have devoted substantial resources to the development of our proprietary technology, including our proprietary reservation software system, and related processes. In order to protect our proprietary technology and processes, we rely in significant part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we would not be able to assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our failure to raise additional capital necessary to expand our operations and invest in our business could reduce our ability to compete successfully.

We may require additional capital in the future and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise or otherwise obtain it on acceptable terms, we may not be able to, among other things:

•	develop or introduce service enhancements to our members;

•	increase our fleet of vehicles;

•	continue to expand our development, sales and marketing and general and administrative organizations;

•	acquire complementary technologies or businesses;

•	expand our operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel, our ability to develop and successfully market our business could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance and sales and marketing personnel. We plan to continue to expand our work force both domestically and internationally. We compete in the market for personnel against numerous companies, including larger, more established competitors who have significantly greater financial resources than we do and may be in a better financial position to offer higher compensation packages to attract and retain human capital. We cannot be certain that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future.

Moreover, we believe that our future success is highly dependent on the contributions of our executive team, particularly our Chief Executive Officer, Scott Griffith. All of our employees are at-will employees, which means they may terminate their employment relationship with us at any time. Our key employees possess a specialized knowledge of our business and industry and would be extremely difficult to replace. In addition, the loss of any key employee or the inability to attract or retain qualified personnel could harm the market’s perception of us and our brand. Competition for qualified personnel is particularly intense in the Cambridge, Massachusetts area, where our headquarters are located. Further, our principal overseas operations are based in London, which, similar to our headquarters region, has a high cost of living and consequently high compensation standards. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.

We may become engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. Most of these matters relate to incidents involving our members while driving Zipcars. For example, in October 2009, we were named in a class action lawsuit. Although this lawsuit was dismissed in its entirety, without prejudice, in June 2010, in the future, we may be subject to other consumer class action lawsuits. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses and terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, volcanoes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas which have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential member data. We may not have sufficient protection or recovery plans in certain circumstances and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide a high quality member experience, such disruptions could negatively impact our ability to run our business, which could have an adverse affect on our operating results.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to public company compliance requirements.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the Securities and Exchange Commission, or SEC, and the Nasdaq Global Select Market, require public companies to meet certain corporate governance standards. Our management and other personnel will need to devote a substantial amount of time to these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more expensive for us to obtain directors and officers liability insurance coverage and more difficult for us to attract and retain qualified persons to serve as directors or executive officers. We currently are unable to estimate these costs with any degree of certainty.

In addition, the Sarbanes-Oxley Act requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending December 31, 2012, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. In order to comply with Section 404, we may incur substantial accounting expense, expend significant management time on compliance-related issues, and hire additional finance and accounting staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of March 31, 2011, we had significant net operating loss carryforwards for U.S. federal tax and state tax purposes. The federal net operating loss carryforwards begin to expire in 2019 and certain state net operating loss carryforwards began to expire in 2007. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Prior financings and stock issuances may have resulted in ownership changes that could limit our ability to utilize net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

Risks Relating to Our Indebtedness

We have substantial debt and may incur additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

After giving effect to the repayment of certain debt following the closing of our IPO in April 2011, as of April 30, 2011, we had an aggregate principal amount of debt outstanding of approximately $57.1 million, $25.5 million of which represents vehicle leases of Zipcar with several third parties and $31.6 million of which is directly associated with ZVF. ZVF has entered into a securitization program and a variable funding note facility, pursuant to which ZVF can borrow up to $50.0 million from third-party lenders. ZVF has used these borrowed funds to purchase vehicles that it has leased to us. We refer to this vehicle financing line as our ABS facility and expect that over time it will largely replace our existing leasing arrangements.

Our substantial debt could have important consequences to us. For example, it could:

•

make it more difficult for us to satisfy our obligations to the holders of our outstanding debt securities and for ZVF to satisfy its obligations to the lenders under the ABS facility, resulting in possible defaults on and acceleration of such indebtedness;

•

require us to dedicate a substantial portion of our cash flows from operations to make payments on our debt, which would reduce the availability of our cash flows from operations to fund working capital, capital expenditures or other general corporate purposes;

•

increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings, including under the agreements governing our ABS facility, are at variable rates of interest;

•	place us at a competitive disadvantage to our competitors with proportionately less debt or comparable debt at more favorable interest rates;

•	limit our ability to refinance our existing indebtedness or borrow additional funds in the future;

•	limit our flexibility in planning for, or reacting to, changing conditions in our business; and

•	limit our ability to react to competitive pressures, or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy.

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The restrictive covenants contained in the agreements governing our ABS facility may limit our ability to incur additional indebtedness, limit our capital expenditures and restrict our future operations.

ZVF is subject to numerous restrictive covenants and compliance requirements under the agreements governing the ABS facility. For example, at each funding advance under the facility, we are required to contribute a proportionate amount of cash to ZVF for the exclusive use of vehicle purchases. The facility agreements include restrictive covenants and compliance requirements with respect to liens, further indebtedness, minimum liquidity amounts, funding ratios, collateral enhancements, vehicle manufacturer mix, timely reporting and payments, use of proceeds, and sale of assets. The covenants in the agreements governing our ABS facility may limit our ability to incur additional indebtedness, limit our capital expenditures and place other restrictions and limitations on how we operate our business.

Our future reliance on asset-backed financing to purchase vehicles subjects us to a number of risks, many of which are beyond our control.

We expect to rely significantly on asset-backed financing to purchase vehicles for our domestic fleet. Recent turmoil in the credit markets has reduced the availability of debt financing and asset-backed securities have become the focus of increased investor and regulatory scrutiny. Consequently, if our access to asset-backed financing were reduced or were to become significantly more expensive for any reason, including as a result of the deterioration in the markets for asset-backed securities, we cannot assure you that we would be able to refinance or replace our existing ABS facility or continue to finance new vehicle acquisitions on favorable terms, or at all.

Our ABS facility capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited as a result of risks and contingencies, many of which are beyond our control, including, without limitation:

•	the acceptance by credit markets of the structures and structural risks associated with our ABS facility, particularly in light of recent developments in the markets for mortgage-backed securities;

•

rating agencies that provide credit ratings for asset-backed indebtedness or other third parties requiring changes in the terms and structure of our asset-backed financing (i) in connection with the incurrence of additional or the refinancing of existing asset-backed debt or (ii) upon the occurrence of external events, such as changes in general economic and market conditions or further deterioration in the credit ratings of our principal car manufacturers;

•	the terms, availability and credit market acceptance of the amount of cash collateral required in addition to or instead of such guaranties;

•	the insolvency or deterioration of the financial condition of one or more of our principal car manufacturers; or

•	changes in law or practice that negatively impact our asset-backed financing structure.

Any disruption in our ability to refinance or replace our existing ABS facility or to continue to finance new vehicle acquisitions through asset-backed financing, or any negative development in the terms of the asset-backed financing available to us, including any increase in variable rates of interest, could cause our cost of financing to increase significantly and have a material adverse effect on our liquidity, financial condition and results of operations. The assets that collateralize our ABS facility will not be available to satisfy the claims of our general creditors.

A further tightening of the credit markets may have an adverse effect on our ability to obtain short-term debt financing or to re-finance existing operating leases.

The current state of the global economy threatens to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our ability to access short-term debt and the terms and cost of that debt. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs, which may have an adverse effect on our business, operating results and financial condition. We currently have operating and capital leases supported by various third parties. It is imperative to our business that we be able to continue to access capital through these lines of credit and our ABS facility in order to be able to finance the growth of our vehicle fleet.

We may not be able to generate sufficient cash to service all of our debt or refinance or renew our obligations and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness or to refinance or renew our obligations under our ABS facility and other debt agreements, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors we face as described in this section, many of which may be beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures or planned vehicle acquisitions, sell vehicles or other assets, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. In addition, the recent worldwide credit crisis will likely make it more difficult for us to refinance our indebtedness on favorable terms, or at all. In the absence of such operating results and resources, we may be required to dispose of material assets to meet our debt service obligations, including our vehicles. We may not be able to consummate those sales, or, if we do, we will not control the timing of the sales or whether the proceeds that we realize will be adequate to meet debt service obligations when due.

Risks Related to Our Acquisition of Streetcar Limited

We expect that integrating Streetcar’s operations may present challenges to us as would the integration of any future acquisitions.

Streetcar’s stand-alone London operations were much larger than our London operations. Streetcar’s larger member base, greater number of vehicles and greater brand recognition in London may present considerable challenges to us and, therefore, we may not be able to successfully integrate Streetcar’s operations. Any difficulties or problems encountered in the integration of Streetcar or any future acquisition could have a material adverse effect on our business. Even if integrated, there can be no assurance that our operating performance after the integration of Streetcar or any future acquisition will be successful or will fulfill management’s objectives.

The integration of any acquired company, and in particular that of Streetcar, will require, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. This may be particularly challenging given the size of the acquisition. Specifically, the integration of Streetcar has been, and we expect will continue to be, particularly challenging given that Streetcar is our first large-scale international acquisition and the need to coordinate across multiple time-zones. The difficulties of such integration have been increased by the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. We may not be able to retain key Streetcar employees. The process of integrating Streetcar may require a disproportionate amount of time and attention of our management and financial and other resources of Zipcar and may involve other, unforeseen difficulties.

The Streetcar integration may cost more than we anticipate.

We have incurred significant transaction and closing costs associated with the acquisition of Streetcar and we have incurred and expect to continue to incur significant integration-related expenses associated with combining the businesses. It is possible that we will incur significant additional unforeseen costs in connection with the acquisition and/or integration that will negatively impact our earnings.

A material amount of our assets represents goodwill and intangible assets, and our earnings will be reduced if our goodwill or intangible assets become impaired.

As of March 31, 2011, our goodwill and intangible assets, net, represented approximately $109.6 million, or 43.5%, of our total assets. Goodwill is generated in our acquisitions, including the Streetcar acquisition, when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets, which relate primarily to the member relationships, parking spaces, trade name, non-compete agreements and technologies acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.

We may not be successful in converting Streetcar members and systems.

We expect to convert Streetcar members to the Zipcar system and convert the Streetcar systems—in-vehicle systems, administrative systems, and vehicle branding and policies—to those of Zipcar. We may not be successful in converting Streetcar members to Zipcar. We may also decide to provide free driving credit or other incentives to encourage Streetcar members to convert to Zipcar. If a significant number of Streetcar members do not convert, our financial results will be adversely affected. In addition, the conversions of the Streetcar systems may not be successful, or if successful, may take considerably longer than anticipated or may cause us to incur significant unexpected costs.

During the integration of Streetcar with our business, we will need to rely on Streetcar’s in-vehicle technology, which may not be reliable.

During the integration of Streetcar with our business, we will continue to use Streetcar’s in-vehicle technology. We do not have experience operating, maintaining or trouble-shooting this technology. If Streetcar’s in-vehicle technology becomes unreliable, we may not have the expertise or the resource to correct errors or malfunctions within the in-vehicle system. Such failure of the in-vehicle system would inconvenience members, which in turn may harm our ability to retain Streetcar members.

Risks Related to Owning Our Common Stock

Our stock price may be volatile, and the market price of our common stock may decline.

Shares of our common stock were sold in our IPO in April 2011 at a price of $18.00 per share, and our common stock has subsequently traded as high as $31.50. An active, liquid and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our revenue due to decreases in members or member usage of Zipcars;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of our car sharing service to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive service offerings or technologies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving us;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

In addition, if the market for technology and source sector stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Approximately 27.2 million shares of our common stock may be sold by stockholders upon the expiration of lockup agreements in October 2011. In addition, a portion of these shares is subject to early release from lock-up restrictions under certain circumstances. If these stockholders sell, or the market perceives that the holders of a large number of shares intend to sell shares after the contractual lockup and other legal restrictions on resale lapse, the market price of our common stock could decline significantly. In addition, (i) approximately 5.1 million shares subject to outstanding stock options under our stock option plans and (ii) 2.5 million shares reserved for issuance under our 2011 Stock Incentive Plan as of April 30, 2011, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, the price of our common stock could decline substantially.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is and will be influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any analyst who covers us adversely changes its recommendation regarding our stock, or provides more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our management will continue to have broad discretion over the use of the proceeds we received from our initial public offering and might not apply the proceeds in ways that increase the value of our common stock.

Our management will continue to have broad discretion to use the net proceeds from our IPO. Our management might not apply the net proceeds from our IPO in ways that increase the value of our common stock. We have used $51.4 million of the proceeds from our IPO to repay debt and we expect to use the remaining net proceeds business expansion, working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds. If we do not invest or apply the remaining net proceeds from our IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause or stock price to decline.

We do not expect to declare any dividends on our common stock in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, purchasers of our common stock may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	establishing a classified board of directors so that not all members of our board are elected at one time;

•	limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; and

•	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

We record substantial expenses related to our issuance of stock options that may have a material adverse impact on our operating results for the foreseeable future.

Our stock-based compensation expenses totaled $0.8 million, $1.7 million, $2.8 million and $1,014 during 2008, 2009 , 2010 and the three months ended March 31, 2011. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Our directors, executive officers and principal stockholders could have substantial control over us and could delay or prevent a change in corporate control.

As of the closing of our IPO, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 42% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On February 24, 2011, (a) we sold and issued to Margaret C. Whitman, John J. Mahoney, Jr. and John F. Kenny, Jr., each of whom is a member of our board of directors, 69,348 shares, 69,348 shares and 34,674 shares of restricted common stock, respectively, under our 2010 Stock Incentive Plan at a purchase price of $14.42 per share, for total gross proceeds of $2.5 million and (b) we granted stock options to purchase an aggregate of 590,475 shares of our common stock at an exercise price of $14.42 per share to employees and to a director pursuant to our 2010 Stock Incentive Plan. During the period from January 1, 2011 through March 31, 2011, we issued an aggregate of 17,435 shares of our common stock upon the exercise of stock options at an average exercise price of

$5.15 per share for an aggregate exercise price of $89,735 and we issued an aggregate of 25,462 shares of our common stock upon the exercise of warrants at an average exercise price of $0.98 per share for an aggregate exercise price of $24,953. These securities were issued either under a compensatory benefit plan in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended or in reliance on the exemption provided by Section 4(2) of the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All instruments representing the issued securities described above included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

Use of Proceeds

On April 19, 2011, we sold 6,666,667 shares of common stock, and selling stockholders sold an aggregate of 4,470,059 shares of common stock,, including 1,452,617 shares of common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $18.00 per share. The aggregate offering price for all shares sold by us in the offering was $120,000,006, and the aggregate offering price for all shares sold by the selling stockholders in the offering was $80,461,062. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-167220), which was declared effective by the SEC on April 8, 2011, and a registration statement on Form S-1 (File No. 333-173475) filed pursuant to Rule 462(b) of the Securities Act. This offering has terminated. The managing underwriters were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.

As a result of the offering, we received net proceeds of approximately $107.8 million, after deducting underwriting discounts and commissions of $8.4 million and additional offering-related expenses reasonably estimated at $3.8 million, for total expenses reasonably estimated at $12.2 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates, and none of such payments were direct or indirect payments to others.

We have used $51.4 million of the net proceeds from our IPO to repay certain indebtedness. None of these repayments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates, and none of such payments were direct or indirect payments to others. The remaining net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Eighth Restated Certificate of Incorporation of Zipcar, Inc.

3.2 (2)	Seconded Amended and Restated Bylaws of Zipcar, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 7, 2011, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIPCAR, INC.

/s/ Edward G. Goldfinger
Edward G. Goldfinger
Chief Financial Officer
Date: May 13, 2011	(Principal Financial and Accounting Officer and Duly Authorized Signatory)

INDEX TO EXHIBITS

3.1 (1)	Eighth Restated Certificate of Incorporation of Zipcar, Inc.

3.2 (2)	Second Amended and Restated Bylaws of Zipcar, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 7, 2011, and incorporated herein by reference.