Form 10-Q
period 2011-06-30
ZIPCAR INC
filed 2011-08-05
CIK 1131457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of August 3, 2011, 39,036,896 shares of the registrant’s common stock were outstanding.

ZIPCAR, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zipcar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2011	2010
(in thousands, except share and per share data)

Assets
Current assets
Cash and cash equivalents	$91,002	$43,005
Accounts receivable, net of allowance for doubtful accounts of $596 and $541 as of June 30, 2011 and December 31, 2010, respectively	4,910	4,223
Restricted cash	3,380	900
Prepaid expenses and other current assets	11,768	9,905

Total current assets	111,060	58,033
Property and equipment, net	98,817	70,917
Goodwill	101,808	99,750
Intangible assets	6,755	8,527
Restricted cash	6,969	3,503
Deposits and other noncurrent assets	7,865	8,198

Total assets	$333,274	$248,928

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,706	$6,247
Accrued expenses	18,054	16,594
Deferred revenue	16,275	14,261
Current portion of capital lease obligations and other debt	13,594	26,041

Total current liabilities	56,629	63,143
Capital lease obligations and other debt, net of current portion	55,748	68,022
Deferred revenue, net of current portion	3,895	3,651
Redeemable convertible preferred stock warrants	—	478
Other liabilities	2,371	1,975

Total liabilities	118,643	137,269

Commitments and contingencies (Note 8)

Non-controlling interest	481	277
Redeemable convertible preferred stock, par value $0.001 per share:	—	116,683
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 500,000,000 and 100,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 39,015,257 and 6,415,436 shares issued at June 30, 2011 and December 31, 2010, respectively	39	6
Additional paid-in capital	288,804	59,647
Accumulated deficit	(77,260)	(65,380)
Accumulated other comprehensive gain	2,567	426

Total stockholders’ equity (deficit)	214,150	(5,301)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$333,274	$248,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands, except share and per share data)

Revenue	$61,559	$45,962	$110,692	$79,206

Cost and expenses
Fleet operations	40,525	30,269	75,491	55,163
Member services and fulfillment	5,067	3,875	9,138	6,545
Research and development	1,010	799	1,972	1,470
Selling, general, and administrative	14,723	13,008	27,410	22,445
Amortization of acquired intangible assets	994	905	2,067	1,102

Total operating expenses	62,319	48,856	116,078	86,725

Loss from operations	(760)	(2,894)	(5,386)	(7,519)
Interest income	11	10	20	22
Interest expense	(4,530)	(2,415)	(6,985)	(3,220)
Other income (expense), net	(273)	128	714	254

Loss before income taxes	(5,552)	(5,171)	(11,637)	(10,463)
Provision for income taxes	23	62	40	98

Net loss	(5,575)	(5,233)	(11,677)	(10,561)
Less: Net loss attributable to redeemable noncontrolling interest	7	4	12	12

Net loss attributable to Zipcar, Inc.	$(5,568)	$(5,229)	$(11,665)	$(10,549)

Net loss attributable to common stockholders per share - basic and diluted	$(0.17)	$(0.95)	$(0.60)	$(2.72)

Weighted average number of common shares outstanding used in computing per share amounts - basic and diluted	32,422,508	5,481,265	19,500,504	3,872,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
(in thousands)

Cash flows from operating activities
Net loss	$(11,677)	$(10,561)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition
Depreciation and amortization	13,322	4,064
Amortization & accretion of debt related warrants	926	959
Stock-based compensation expense	1,954	1,237
Loss (gain) on disposal of fixed assets	1,756	(176)
Redeemable convertible preferred stock warrant adjustment to fair value	724	19
Changes in operating assets and liabilities
Accounts receivable	(631)	(808)
Prepaid expenses and other assets	(2,465)	(2,430)
Accounts payable	2,386	2,305
Accrued expenses	1,256	4,801
Deferred revenue	2,154	1,731

Net cash provided by operating activities, net of acquisition	9,705	1,141

Cash flows from investing activities
(Increase) in deposits	(101)	(273)
(Increase) decrease in restricted cash	(5,947)	1,370
Cash acquired in business combination, net of transaction costs	—	(7,732)
Proceeds from sale of property and equipment	5,858	3,557
Purchases of property and equipment	(38,316)	(10,619)

Net cash (used in) investing activities	(38,506)	(13,697)

Cash flows from financing activities
Proceeds from issuance of debt, net of debt issuance costs	25,683	31,156
Proceeds from exercise of stock options and warrants	791	125
Proceeds from issuance of restricted stock	2,500	—
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,881	109,719	—
Payments of principal under notes payable, capital lease obligations and other debt	(61,754)	(7,216)

Net cash provided by financing activities	76,939	24,065

Effect of exchange rate changes on cash and cash equivalents	(141)	(83)

Net increase in cash and cash equivalents	47,997	11,426
Cash and cash equivalents
Beginning of period	43,005	19,228

End of period	$91,002	$30,654

Supplemental cash flow information
Cash paid for interest	$5,882	$1,539
Cash paid for taxes	$258	$166
Noncash investing and financing activities
Capital leases	$9,186	$6,025
Return of guaranteed residual value of expired leases	$(1)	$(1,153)
Issuance of note in connection with business combination	$—	$5,000
Issuance of common stock and warrants to purchase common stock in connection with business combination	$—	$50,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Notes to Condensed Consolidated Financial Statements

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

The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the periods ended June 30, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s prospectus filed with the SEC on April 14, 2011.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2011 and consolidated results of operations for the periods ended June 30, 2011 and 2010 and consolidated cash flows for the six months ended June 30, 2011 and 2010, have been made. The condensed consolidated results of operations and cash flows for the period ended June 30, 2011 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2011.

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

The Company’s cash equivalents of $91,002 and $43,005 and restricted cash of $10,349 and $4,403 as of June 30, 2011 and December 31, 2010, respectively, are carried at fair value based on quoted market prices, which is a Level 1 measurement in the hierarchy of fair value measurements. The Company’s interest rate swap entered into in May 2011 was $94 at June 30, 2011 and carried at fair value based on Level 2 inputs described above. The change in fair value was $(63) and $(70) for the three and six months ended June 30, 2011, respectively. Management believes that the Company’s debt obligations approximate fair value based on the terms and characteristics of those instruments using Level 3 inputs. The Company’s redeemable convertible preferred stock warrants at June 30, 2011 and December 31, 2010 were $0 and $478 and carried at fair value based on Level 3 input described above. The change in fair value was $724 since December 31, 2010 to the closing of the Company’s initial public offering (“IPO”) on April 19, 2011, when these warrants were converted into warrants to purchase common stock and, accordingly, the liability associated with the warrants aggregating $1,202 was reclassified to stockholders’ equity.

Derivatives and Financial Instruments. The Company entered into an interest rate swap agreement to hedge interest rate exposures related to its variable funding note as required under the terms of the facility. This instrument, which does not meet the requirements for hedge accounting, is carried as an asset and is mark to market at each reporting period with the change in fair value recorded in Other Income (Expense), net.

Property and Equipment. Property and equipment are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in operating income in the consolidated statements of operations. Property and equipment at cost increased $36,500 during the six months ended June 30, 2011 including $33,407 related to net vehicle purchases. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method over the following estimated useful lives:

Vehicles	1-3 years

In-car electronic equipment	3 years

Office and computer equipment	3 years

Software	3 years

Leasehold improvements	Lesser of useful life or lease term

For the three and six months ended June 30, 2011, the Company changed its estimated holding period of its vehicles and as a result increased the depreciation rates which resulted in higher depreciation expense of approximately $791 and $1,543, or $0.02 and $0.08 per share, during the three and six months ending June 30, 2011 than if the Company had not changed the holding period estimate. During the remainder of 2011, the Company expects higher depreciation expense of approximately $1,460 than if the Company had not changed the holding period estimate.

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

The Company generates revenue primarily from vehicle usage and membership fees from individuals, university students and faculty, businesses and government agencies. Vehicle usage revenues are recognized as chargeable hours are incurred. Annual membership fees are nonrefundable and are deferred and recognized ratably over the one-year period of membership. Membership application fees are recorded as deferred revenue and recognized as revenue over the average life of the member relationship, which is currently estimated to be five years. Direct and incremental costs associated with the membership application process, consisting of the cost of driving record checks and the cost of providing membership cards, are deferred and recognized as an expense over the estimated life of the member relationship. Annual damage fee waiver fees to cover the deductible costs are recorded as revenue ratably over the term of the plan. The Company charges a fee for returning the vehicles late. Such fees are recorded as revenue at the time the fee is charged, which is at the end of the reservation period. Sometimes new members are offered driving credits by the Company as an inducement to joining the Company. These driving credits generally expire shortly after a new member joins and allow the member to operate the Company’s vehicles without paying for the usage of the vehicles until the credits are exhausted. These driving credits are treated as a deliverable in the arrangement and represent a separate unit of accounting since the credits have value on a stand-alone basis with reliable evidence of fair value. Accordingly, a portion of the annual fee received is allocated to such credits, based on relative fair value of each deliverable, and recorded as revenue upon utilization of such credits or upon expiration, whichever is earlier. The Company also provides driving credits to existing members for various reasons, including referring a new member. The cost related to such driving credits is estimated based on an average cost per hour and applied to the estimated hours of driving a member is eligible for based on the corresponding credits. The amount is recorded in the consolidated statement of operations in Fleet Operations.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance was effective for the Company January 1, 2011, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

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

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	June 30,	June 30,
	2011	2010
(in thousands)

Redeemable convertible preferred stock upon conversion to common stock	—	23,713
Options to purchase common stock	5,103	4,301
Warrants to purchase common stock	1,060	1,665
Warrants to purchase redeemable convertible preferred stock	—	72
Restricted Stock	152	—

Total	6,315	29,751

Segment Information. The Company operates in two reportable segments: North America and the United Kingdom. Both segments derive revenue primarily from members’ usage of vehicles.

Other Income. In 2011, the Company received $861 from selling some of its zero emission vehicle (“ZEV”) credits to a third party. The Company received these credits under a state-based low-emission regulation. These laws provide for the purchase and sale of excess credits earned. Because the Company utilizes energy efficient vehicles in its business, the Company was able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

Comprehensive Loss. The comprehensive loss for the Company was $5,784 and $9,524 for the three and six months ended June 30, 2011, respectively, as a result of foreign currency translation loss of $216 and gain of $2,141 for the three and six months ended June 30, 2011, respectively. The comprehensive loss for the Company was $6,127 and $11,641 for the three and six months ended June 30, 2010 as a result of foreign currency translation losses of $898 and $1,092 for the three and six months ended June 30, 2010, respectively.

3. Intangible Assets, Goodwill and Redeemable Non-controlling Interest

The changes in the goodwill and intangible assets balance during the period ended June 30, 2011 is due to the impact of changes in foreign currency exchange rates associated with the goodwill and intangible assets resulting from the Company’s acquisition of Streetcar Limited (“Streetcar”) in the United Kingdom. The change in intangible assets during the three and six months ended June 30, 2011 is also due to the amortization of $994 and $2,067, respectively.

In connection with the acquisition of Flexcar in November 2007, the Company obtained 85% ownership in one of Flexcar’s subsidiaries. The remaining 15% ownership in that subsidiary is held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary holds put rights for the remaining interest in the subsidiary. The put right provides the redeemable non-controlling interest an option to sell its ownership interest to the Company after September 2011 at a price based on the fair value at the time of the exercise. Since the redeemable non-controlling interest in the subsidiary has a redemption feature, as a result of the put option, the Company has classified the redeemable non-controlling interest in the subsidiary in the mezzanine section of the consolidated balance sheets. The redeemable non-controlling interest is being accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period. The amounts accreted during the three and six months ended June 30, 2011 were $122 and $216, respectively.

4. Common Stock and Stockholders’ Equity

On March 23, 2011, the board of directors of the Company and the stockholders of the Company approved a 1-for-2 reverse stock split of the Company’s outstanding common stock, which was effected on March 29, 2011. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment for such fractional shares in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s redeemable convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All references to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock have also been retroactively adjusted to reflect the stock split.

On April 19, 2011, the Company closed its IPO of 11,136,726 shares of common stock at an offering price of $18.00 per share, of which 6,666,667 shares were sold by the Company and 4,470,059 shares were sold by selling stockholders, including 1,452,617 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to the Company of approximately $111,600, after deducting underwriting discounts. All outstanding shares of the Company’s redeemable convertible preferred stock converted to 25,097,901 shares of common stock at the closing of the IPO. Redeemable convertible preferred stock warrants were also converted into warrants to purchase common stock and, accordingly, the liability associated with the warrants, aggregating $1,202, was reclassified to stockholders’ equity at the closing. At the time of the conversion of the redeemable convertible preferred stock warrants in the second quarter of 2011, the Company recorded a charge of $550 as the final mark to market adjustment.

As of June 30, 2011, the Company had warrants outstanding and exercisable for the purchase of 1,059,862 shares of common stock at prices ranging from $0.98 to $137.62 per share.

5. Stock-based Compensation

Employee Stock-Based Awards.

In March 2011, the Company’s Board of Directors and stockholders approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of the IPO. Under the 2011 Plan, the Company originally reserved up to 2,500,000 shares of its common stock for issuance pursuant to stock options and stock awards, which include shares of common stock reserved for issuance under the Company’s 2010 Stock Incentive Plan (the “2010 Plan”) that remained available for issuance immediately prior to the closing of the IPO. The number of shares available for issuance under the 2011 Plan will be increased by any shares subject to awards previously granted under the 2010 Plan or the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. As of June 30, 2011 and December 31, 2010, stock options to purchase 5,103,409 and 4,705,506 shares of common stock, respectively, were outstanding collectively under the 2000 Plan and the 2010 Plan. As of June 30, 2011, 2,528,939 shares of common stock were available for future issuances under the 2011 Plan and as of December 31, 2010, 2,306,154 shares of common stock were available for future issuance under the 2010 Plan. After the effective date of the 2011 Plan, the Company granted no further stock options or other awards under the 2010 Plan.

On February 24, 2011, the Company issued 173,370 restricted shares of common stock to three board members at a purchase price of $14.42 per share. These shares are subject to a right, but not an obligation, of repurchase by the Company at the original issuance price, which lapses quarterly over two years from the date of issuance. The Company received proceeds of $2,500 from the issuance of such shares, which was recorded as deposit liability in the condensed consolidated balance sheet, and the liability will be reclassified to additional paid-in capital over the vesting period. At June 30, 2011, 151,699 shares are restricted and the Company had recorded $2,188 associated with such shares as current and long term liability.

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Member services and fulfillment	$24	$18	$49	$35
Research and development	39	47	81	87
Selling, general, and administrative	877	621	1,824	1,115

Total stock-based compensation	$940	$686	$1,954	$1,237

6. Accrued Expenses

	June 30, 2011	December 31, 2010

Payroll and related benefits	$3,207	$3,884
Sales tax	3,052	2,358
Fleet related	2,902	2,209
Member deposits	2,266	1,969
Insurance	1,992	1,993
Deposit liability	1,250	—
Legal, audit, tax, and professional fees	1,004	2,192
Interest and credit card fees	660	606
Rent	371	345
Marketing	101	142
Other	1,249	896

Total accrued expenses	$18,054	$16,594

7. Long-Term Debt

In May 2008, June 2009 and March 2010, the Company entered into Loan and Security Agreements with two financial institutions, which provided for up to $40,000 in term loans. Amounts borrowed under these facilities were payable in monthly installments ranging between 27 and 36 months. In April 2010, in connection with the acquisition of Streetcar, the Company issued $5,000 in notes payable to certain former shareholders of Streetcar (“Streetcar Notes”). Repayments were due over 27 monthly installments.

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

Upon the closing of the IPO on April 19, 2011, the Company used approximately $51,400 of the proceeds to repay all outstanding balances, including interest as of the payment date, associated with the Loan and Security Agreements, the Streetcar Notes and the Goldman Note. In connection with these repayments, the Company recorded an aggregate charge to interest expense of approximately $3,300 of which $640 related to unamortized debt issue costs, $740 related to warrant expenses and the balance of $1,920 was primarily the remaining interest related to the final interest payments.

On May 11, 2011, ZVF completed the closing of an amendment and extension of the ABS facility. The committed aggregate principal amount of this facility is $50,000, of which, as of June 30, 2011, the Company had outstanding borrowings of $43,000. ZVF will continue to use this facility to purchase vehicles and then lease them to the Company. The amended and extended facility has a revolving period of one year, with an amortization period of an additional two years. The interest rate is 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion. As required under the terms of the ABS facility, the Company purchased an interest rate cap at 3.5% for the entire notional amount of $50,000. ZVF’s financial results are consolidated with those of Zipcar since ZVF is a wholly-owned subsidiary of Zipcar.

The amendment and extension of the ABS facility was accounted for as a modification of debt and, accordingly, unamortized debt issue costs associated with this facility along with $335 of additional fees and expenses paid to the lender is being amortized to interest expense over the expected life of the debt, which is three years. The total unamortized balance of debt issue costs was $1,833 as of June 30, 2011.

In May 2011, the Company entered into an interest rate swap agreement to hedge interest rate exposures related to ZVF’s variable funding note as noted above. This instrument, which does not meet the requirements for hedge accounting, is mark to market at each reporting period with the change in fair value recorded in Other Income (Expense), net. In connection with the purchase of this interest rate swap, the Company liquidated its interest rate swap entered into in 2010 for an immaterial amount.

8. Commitments and Contingencies

Leases. The Company leases its office spaces under noncancelable lease agreements. The leases include certain lease incentives, payment escalations and rent holidays, the net effect of which is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company also leases vehicles under noncancelable lease agreements (generally one-year commitments). Lease expenses for the Company’s office spaces and vehicles under operating leases were $6,420 and $13,191 for the three and six months ended June 30, 2011, respectively, and $8,822 and $16,472 for the three and six months ended June 30, 2010, respectively.

The Company also leases vehicles under various capital and operating leases, generally with a 36-month stated term. Under the terms of certain leases, the Company guarantees the residual value of the vehicle at the end of the lease. If the wholesale fair value of the vehicle is less than the guaranteed residual value at the end of the lease, the Company will pay the lessor the difference. If the wholesale fair value is greater than the guaranteed residual value, that difference will be paid to the Company. As of June 30, 2011, the average guaranteed residual value was 27.1% of the vehicle price at the inception of the lease. The Company believes that, based on current market conditions, the average wholesale value of the vehicles at the end of lease term will equal or exceed the average guaranteed residual value, and therefore has not recorded a liability related to guaranteed residual values.

The Company has the option to buy out each lease at any time by paying the lessor the total principal due under the lease, including the guaranteed residual value and taking title of the leased vehicle. The Company historically has not exercised this option. Future minimum annual lease payments under noncancelable leases as of June 30, 2011 are as follows:

	Operating Leases	Capital Leases

2011	$4,170	$7,396
2012	4,931	11,866
2013	1,890	5,573
2014	619	1,475
2015	273	21
2016	100	11

Total future minimum lease payments	$11,983	26,342

Less amounts currently due		13,594

		$12,748

Capitalized vehicle leases have interest rates between 3.8% and 13.5% which approximate to $1,200 of interest per year. Under certain capital lease agreements, the Company is required to maintain prescribed levels of cash and cash equivalents and working capital, which the Company was in compliance with as of June 30, 2011 and December 31, 2010.

Litigation. On July 27, 2011, a putative class action lawsuit was filed against the Company in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleges that the Company’s late fees are unlawful penalties. The lawsuit purports to assert claims against the Company for unjust enrichment, money had and received, and for declaratory judgment, and requests certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff seeks unspecified amounts of restitution and disgorgement of the revenues and/or profits that the Company allegedly received from imposing late fees, as well as a declaration that such late fees are void, unenforceable, and/or unconscionable, and an award of attorneys’ fees and costs. While the Company intends to contest the plaintiff’s claims vigorously, neither the outcome of this litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed at this time.

The Company is also subject, from time to time, to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its business, financial position, results of operations or cash flows.

9. Income Taxes

The provision for income taxes consists of a state current provision of $23 and $40 for the three and six months ended June 30, 2011, respectively, and $62 and $98 for the three and six months ended June 30, 2010, respectively.

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

The Company has no amounts recorded for any unrecognized tax benefits as of June 30, 2011. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of June 30, 2011, the Company had no accrued interest or tax penalties recorded. The Company’s domestic income tax return reporting periods since December 31, 2007 are open to income tax audit examination by the federal and state tax authorities. The Company’s foreign jurisdictions in the United Kingdom and in Canada are also open for income tax audit examination since December 31, 2007. In addition, as the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

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

10. Segment Information

The Company’s operating segments are the same as its reportable segments. The Company has identified two reportable segments: North America and the United Kingdom. Both segments derive revenue primarily from member’s usage of vehicles. The United Kingdom operations increased significantly as a result of the Streetcar acquisition in April 2010. The Company does not allocate certain expenses including corporate costs and overhead, acquisition and integration costs, intangible amortization and stock-based compensation to its segments. Therefore, corporate reconciling items are used to capture the items excluded from segment operating performance measures. No revenue was recorded from transactions between segments. Asset information by operating segment is not reported to or received by the chief operating decision maker, and therefore, the Company has not disclosed asset information for each of the operating segments.

The Company’s segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
North America	$50,363	$38,800	$90,530	$70,857
United Kingdom	11,196	7,162	20,162	8,349

Total segment revenue	$61,559	$45,962	$110,692	$79,206

(Loss) income before income taxes:
North America	9,087	6,075	14,783	9,121
United Kingdom	(930)	(1,185)	(2,966)	(2,237)

Total segment income before income taxes	8,157	4,890	11,817	6,884

Corporate expenses	(6,740)	(4,975)	(13,182)	(10,182)
Acquisition and integration costs	(1,090)	(1,560)	(1,989)	(2,312)
Stock-based compensation	(940)	(686)	(1,954)	(1,237)
Amortization of acquired intangible assets	(994)	(905)	(2,067)	(1,102)
Interest income	11	10	20	22
Interest expense	(3,683)	(2,073)	(4,996)	(2,790)
Other income (expense), net	(273)	128	714	254

Loss before income taxes and noncontrolling interest	$(5,552)	$(5,171)	$(11,637)	$(10,463)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense:
North America	$545	$62	$1,334	$124
United Kingdom	302	280	655	306

Total segment interest expense	847	342	1,989	430

Corporate interest expense	3,683	2,073	4,996	2,790

Total	$4,530	$2,415	$6,985	$3,220

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation and amortization:
North America	$3,544	$677	$5,987	$1,143
United Kingdom	2,230	1,028	4,405	1,257

Total segment depreciation and amortization	5,774	1,705	10,392	2,400

Corporate depreciation	457	238	863	562
Amortization of acquired intangible assets	994	905	2,067	1,102

Total	$7,225	$2,848	$13,322	$4,064

The Company’s revenue and long-lived assets by geographic area are included in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
United States	$46,981	$36,385	$84,589	$66,522
International	14,578	9,577	26,103	12,684

Total	$61,559	$45,962	$110,692	$79,206

			June 30,
			2011	2010
Long-lived assets:
United States			$69,302	$13,648
International			29,515	30,233

Total			$98,817	$43,881

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

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Zipcar operates the world’s leading car sharing network. We operate our membership-based business with over 9,400 vehicles in 15 major metropolitan areas and on more than 230 college campuses in the United States, Canada and the United Kingdom. Our car sharing service provides over 600,000 members with cars on demand in reserved parking spaces within an easy walk of where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. We offer our solution to individuals, universities, businesses and government agencies.

Our revenue has grown from $30.7 million in 2006 to $186.1 million in 2010 and $110.7 million for the six months ended June 30, 2011. From our inception through June 30, 2011, a substantial portion of our revenue has been generated in North America. We have experienced losses since inception and, as of June 30, 2011, had an accumulated deficit of $77.3 million. Our business initially requires fleet, marketing and infrastructure investments in each metropolitan area. As markets develop and membership increases, our business benefits from operational efficiencies and economies of scale. Cash flows from our more mature markets are used to fund new and emerging markets as well as investments in our infrastructure.

On April 19, 2011, we closed our initial public offering, or IPO, of 11,136,726 shares of common stock at an offering price of $18.00 per share, of which 6,666,667 shares were sold by us and 4,470,059 shares were sold by selling stockholders, including 1,452,617 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $111.6 million, after deducting underwriting discounts. Upon the closing of the IPO, we used $51.4 million of the proceeds to repay all outstanding balances including interest as of the payment date associated with certain debt balances.

On May 11, 2011, we completed the closing of an amendment and extension of our existing asset-backed variable funding note facility, or ABS facility. The committed aggregate principal amount of this facility is $50.0 million, of which, as of June 30, 2011, we had outstanding borrowings of $43.0 million.

Revenue

We derive revenue primarily from vehicle usage and membership fees. A prospective member applies for membership online. This initial application is accepted following a driving record check and validation of credit card information provided. To cover these costs, we charge a one-time non-refundable application fee in most markets.

Vehicle usage revenue is recognized as chargeable hours are incurred. Annual membership fees are deferred and recognized ratably over the one-year period of membership. Membership application fees are recorded as deferred revenue and recognized ratably as revenue over the average life of the member relationship, which we currently estimate to be five years. In 2008, we began to offer a fleet management solution, known as FastFleet, by licensing our proprietary vehicle-on-demand technology on a software as a service, or SaaS, basis to organizations that manage their own fleets of vehicles, including local, state and federal government agencies. Customers are charged a monthly fee, which is recognized ratably. If upfront fees are charged then the upfront fees are recorded as deferred revenue and recognized as revenue over the expected customer relationship period commencing from the day the customer is granted access to the system.

Our revenue is not concentrated within any one customer or business. Substantially all of our members and customers pay their fees and vehicle usage charges with a credit card. Our revenue is derived from the United States, Canada and the United Kingdom.

Fleet Operations

Fleet operations consist principally of costs associated with operating our vehicles such as lease expense, depreciation, parking, fuel, insurance, gain or loss on disposal of vehicles, accidents, repairs and maintenance as well as employee-related costs. Our fuel costs fluctuate as gasoline prices increase or decrease. We expect fleet operation costs to increase as we expand the number of vehicles in our fleet to service an expanding membership base and support future revenue growth. Over time, however, we expect these costs to decline as a percentage of revenue due to the achievement of increased efficiencies in our operations and as a greater percentage of our markets reach critical mass and vehicle usage levels increase and as a great portion of our vehicles are financed under our ABS facility.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our prospectus filed with the SEC on April 14, 2011 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. We believe that the following policies involve the most judgment and complexity:

•	Revenue recognition;

•	Software development costs;

•	Income taxes;

•	Valuation of Long-Lived and Intangible Assets, Including Goodwill;

•	Accounting for Acquisitions; and

•	Stock-based compensation

Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Results of Consolidated Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands, except share and per share data)

Revenue	$61,559	$45,962	$110,692	$79,206

Cost and expenses
Fleet operations	40,525	30,269	75,491	55,163
Member services and fulfillment	5,067	3,875	9,138	6,545
Research and development	1,010	799	1,972	1,470
Selling, general, and administrative	14,723	13,008	27,410	22,445
Amortization of acquired intangible assets	994	905	2,067	1,102

Total operating expenses	62,319	48,856	116,078	86,725

Loss from operations	(760)	(2,894)	(5,386)	(7,519)
Interest income	11	10	20	22
Interest expense	(4,530)	(2,415)	(6,985)	(3,220)
Other income (expense), net	(273)	128	714	254

Loss before income taxes	(5,552)	(5,171)	(11,637)	(10,463)
Provision for income taxes	23	62	40	98

Net loss	(5,575)	(5,233)	(11,677)	(10,561)
Less: Net loss attributable to redeemable noncontrolling interest	7	4	12	12

Net loss attributable to Zipcar, Inc.	$(5,568)	$(5,229)	$(11,665)	$(10,549)

Net loss attributable to common stockholders per share - basic and diluted	$(0.17)	$(0.95)	$(0.60)	$(2.72)

Weighted average number of common shares outstanding used in computing per share amounts - basic and diluted	32,422,508	5,481,265	19,500,504	3,872,821

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Fleet operations	65.8	65.9	68.1	69.6
Member services and fulfillment	8.2	8.4	8.3	8.3
Research and development	1.6	1.7	1.8	1.9
Selling, general, and administrative	23.9	28.3	24.8	28.3
Amortization of acquired intangible assets	1.6	2.0	1.9	1.4

Total operating expenses	101.1	106.3	104.9	109.5

Loss from operations	(1.1)	(6.3)	(4.9)	(9.5)
Interest income	0.0	0.0	0.0	0.0
Interest expense	(7.4)	(5.3)	(6.3)	(4.1)
Other income (expense), net	(0.4)	0.3	0.6	0.3

(Loss) income before income taxes	(8.9)	(11.3)	(10.6)	(13.3)
Provision for income taxes	0.0	0.1	0.0	0.1

Net (loss) income	(8.9)	(11.4)	(10.6)	(13.4)
Less: Net income (loss) attributable to the noncontrolling interest	0.0	0.0	0.0	0.0

Net (loss) income attributable to Zipcar, Inc.	(8.9)%	(11.4)%	(10.6)%	(13.4)%

(1)	Stock-based compensation is included in above line items

Segments

Our operating segments are the same as our reportable segments. We have identified two reportable segments: North America and the United Kingdom. In both segments, we derive revenue primarily from self-service vehicle use by our members. The North America segment represented substantially all of our revenue until our acquisition of Streetcar, in the second quarter of 2010. Revenue increased from $38.8 million for the three months ended June 30, 2010 to $50.4 million for the three months ended June 30, 2011 in the North America segment, and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved from $6.1 million to $9.1 million during this period. These improvements are principally a result of the major metropolitan areas and universities in this segment reaching larger scale and achieving higher operational efficiencies. Revenue increased from $7.2 million for the three months ended June 30, 2010 to $11.2 million for the three months ended June 30, 2011 in the United Kingdom segment. During this period, the segment loss before income taxes, which excludes corporate expenses and certain other costs, decreased from $1.2 million to $0.9 million. Revenue in the 2011 period increased in the United Kingdom segment due to the acquisition of Streetcar and related growth, and the segment loss before income taxes excluding corporate expenses and certain other costs, decreased due to the impact of the acquisition of Streetcar. Refer to Note 10 to the consolidated financial statements for additional segment information.

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Revenue

	Three Months Ended June 30,		Change
	2011	2010	$	%
(amounts in thousands)

Vehicle usage revenue	$53,260	$40,823	$12,437	30.5%
Fee revenue	8,235	5,093	3,142	61.7%
Other revenue	64	46	18	39.1%

Total	$61,559	$45,962	$15,597	33.9%

	Six Months Ended June 30,		Change
	2011	2010	$	%
(amounts in thousands)

Vehicle usage revenue	$95,163	$70,085	$25,078	35.8%
Fee revenue	15,393	9,041	6,352	70.3%
Other revenue	136	80	56	70.0%

Total	$110,692	$79,206	$31,486	39.8%

Total revenue increased 33.9% or $15.6 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, including $4.2 million attributable to Streetcar. Total revenue increased 39.8% or $31.5 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, including $12.0 million attributable to Streetcar. Vehicle usage revenue increased primarily due to an increase in reservations associated with new Zipcar and Streetcar members as well as higher pricing and a full quarter of Streetcar results during the three months ended June 30, 2011 and a full six months of Streetcar results for the six months ended June 30, 2011. Fee revenue is derived from annual membership, application and damage waiver fees. The increase in fee revenue is primarily a result of a higher average member base at June 30, 2011 compared to June 30, 2010 along with higher pricing and higher fees associated with Streetcar. Our average membership increased to 596,000 for the three months ended June 30, 2011 from 442,000 for the three months ended June 30, 2010 and increased to 581,000 for the six months ended June 30, 2011 from 401,000 for the six months ended June 30, 2010. Annual fee revenue and application fee revenue are recognized ratably over one and five years, respectively. Revenue per member decreased by $1 to $103 for the three months ended June 30, 2011 from $104 for the comparable period in 2010 and decreased by $6 to $190 for the six months ended June 30, 2011 from $196 for the comparable period in 2010, primarily due to a decrease in vehicle usage revenue per member resulting from a focus on shifting mix from daily reservations to more profitable hourly reservations. The increase in other revenue is primarily attributable to revenue from our SaaS-based FastFleet offering, our fleet management solution.

Operating Expenses

	Three Months Ended June 30,		Change
	2011	2010	$	%
(amounts in thousands)

Fleet Operations	$40,525	$30,269	$10,256	33.9%
Member services and fulfillment	5,067	3,875	1,192	30.8%
Research and development	1,010	799	211	26.4%
Selling, general and administrative	14,723	13,008	1,715	13.2%
Amortization of acquired intangible assets	994	905	89	9.8%

Total	$62,319	$48,856	$13,463	27.6%

	Six Months Ended June 30,		Change
	2011	2010	$	%
(amounts in thousands)

Fleet Operations	$75,491	$55,163	$20,328	36.9%
Member services and fulfillment	9,138	6,545	2,593	39.6%
Research and development	1,972	1,470	502	34.1%
Selling, general and administrative	27,410	22,445	4,965	22.1%
Amortization of acquired intangible assets	2,067	1,102	965	87.6%

Total	$116,078	$86,725	$29,353	33.8%

Fleet Operations: Fleet operations expenses increased 33.9% or $10.3 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, including $3.9 million attributable to Streetcar and increased 36.9% or $20.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, including $10.6 million attributable to Streetcar. Fleet operations expenses increased as a result of an increase in the number of vehicles in our fleet. The average number of vehicles in our fleet increased by 683 to 9,155 and by 1,372 to 8,639 for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. In addition, cost per vehicle increased marginally in the three months ended June 30, 2011 compared to the same period in 2010 primarily due to higher gas prices and additional depreciation, offset by lower lease expense. Cost per vehicle increased 14.9% for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to higher gas prices and additional depreciation, partially offset by lower lease expense. Fleet operations expenses as a percentage of revenue decreased to 65.8% and 68.1% for the three and six months ended June 30, 2011, respectively, from 65.9% and 69.6% for the comparable periods in 2010 due to an increase in per vehicle usage levels offset by higher gas prices.

Member Services and Fulfillment: Member services and fulfillment costs increased 30.8% or $1.2 million and 39.6% or $2.6 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010, including $0.4 million and $1.1 million for each respective period attributable to Streetcar. Member services and fulfillment costs increased primarily due to an increase in average membership of approximately 154,000 to 596,000 for the three months ended June 30, 2011 from 442,000 for the three months ended June 30, 2010, and an increase in average membership of approximately 180,000 to 581,000 for the six months ended June 30, 2011 from 401,000 for the six months ended June 30, 2010. Member services and fulfillment as a percentage of revenue decreased to 8.2% for the three months ended June 30, 2011 from 8.4% for the comparable period in 2010 and remained unchanged for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Research and Development: Research and development expenses increased 26.4% or $0.2 million and 34.1% or $0.5 million for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010, primarily as a result of additional headcount related to continued investment in the development and maintenance of our online reservation and fleet management system. Research and development expenses as a percentage of revenue decreased to 1.6% and 1.8% for the three and six months ended June 30, 2011, respectively, from 1.7% and 1.9% for the comparable periods in 2010.

Selling, General and Administrative: Selling, general and administrative expenses increased 13.2% or $1.7 million and 22.1% or $5.0 million for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010, including $0.8 million and $2.9 million in each respective period attributable to Streetcar. The increase in selling, general and administrative expenses for the three months ended June 30, 2011 from the comparable period in 2010 was primarily due to an increase in labor and labor-related expenses, including stock compensation expense, of $1.2 million, marketing programs, advertising costs and related discretionary spending of $0.3 million and other general and administrative related expenses of $0.2 million primarily due to costs associated with Streetcar operations in the 2011 period and further costs incurred in preparation for operating as a public company. The increase in selling, general and administrative expenses for the six months ended June 30, 2011 from the comparable period in 2010 was primarily due to an increase in labor and labor-related expenses, including stock compensation expense, of $3.1 million, marketing programs, advertising costs and related discretionary spending of $0.9 million and other general and administrative related expenses of $1.0 million primarily due to costs associated with Streetcar operations in the 2011 period and further costs incurred in preparation for becoming, and operating as a public company. Selling, general and administrative expenses as a percentage of revenue decreased by 4.4% to 23.9% for the three months ended June 30, 2011 from 28.3% for the comparable period in 2010 and decreased by 3.5% to 24.8% for the six months ended June 30, 2011 from 28.3% for the comparable period in 2010 primarily due to lower acquisition and integration cost.

Amortization of Acquired Intangible Assets: Acquired intangible assets associated with the Flexcar and Streetcar acquisitions include member relationships, parking spaces, non-compete agreements, tradenames and reservation systems in existence at the time of each acquisition, and are amortized over their estimated useful lives of up to five years based on the pattern in which the economic benefits of the intangible assets are consumed. Amortization of acquired intangible assets increased $0.1 million and $1.0 million for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010, due to the acquisition of Streetcar.

Interest Income: Interest income remained unchanged for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010.

Interest Expense: Interest expense increased by $2.1 million to $4.5 million for the three months ended June 30, 2011, from $2.4 million for the three months ended June 30, 2010. Interest expense increased by $3.8 million to $7.0 million for the six months ended June 30, 2011, from $3.2 million for the six months ended June 30, 2010. This increase for the three months ended June 30, 2011 compared to 2010 was primarily due to interest expense of $3.3 million of charges associated the retirement of certain debt, offset by interest savings as a result of the retirement. The increase for the six months ended June 30, 2011 was also due to the debt retirement charges noted above as well as six months of interest expense associated with the ABS facility, which was entered into in May 2010.

Other Income (Expense), net: Other Income (Expense), net decreased by $0.4 million to $(0.3) million for the three months ended June 30, 2011 from $0.1 million for the three months ended June 30, 2010. This decrease is due to the final mark-to-market adjustment of $0.6 million related to our warrants to purchase Series F Convertible Preferred Stock upon the closing of our IPO in April 2011. Other Income (Expense), net increased by $0.4 million to $0.7 million for the six months ended June 30, 2011 from $0.3 million for the six months ended June 30, 2010. This increase is primarily attributable to the sale of Zero Emission Vehicle, or ZEV, credits of $0.9 million during the six months ended June 30, 2011, partially offset by the mark-to-market adjustment of our warrants to purchase Series F Convertible Preferred Stock noted above. Under certain state government regulations, vehicle manufacturers are required to ensure that a portion of the vehicles sold in that state are classified as “zero emission vehicles”. These laws provide for the purchase and sale of excess credits earned. Because we utilize energy efficient vehicles in our business, we were able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

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

Our quarterly key financial and operating metrics and non-GAAP financial measures are as follows:

	For the Three Months Ended June 30,
	2011	2010

Key Financial and Operating Metrics:
Ending members	604,571	470,320
Ending vehicles	9,480	8,860
Usage revenue per vehicle per day	$65	$59
Total revenue per member per period	$103	$104
Cost per new account	$70	$66
Average monthly member retention	97.8%	97.9%
Adjusted EBITDA (in thousands)	$2,316	$323

•

Ending members and vehicles reflect the number of members and vehicles at the end of each period. We use this information to measure our success in growing membership and in tracking our supply of vehicles to meet demand.

•

Usage revenue per vehicle per day is derived by dividing the usage revenue for the period by the average number of vehicles during that period and the number of days in that period. Usage revenue per vehicle per day reflects a combination of pricing and the efficiency of vehicle deployment and usage. The increase in usage revenue per vehicle per day over comparable prior year period is primarily due to increased usage of our vehicles, a higher mix of hourly versus daily usage and increased pricing.

•

Total revenue per member per period is derived by dividing the total revenue for the period by the average number of members during that period. The decrease in total revenue per member over comparable prior year period is the result of lower usage revenue principally due to a focus on shifting mix from daily reservations to more profitable hourly reservations, offset by higher pricing.

•

Cost per new account is defined as marketing and advertising expenses at the field level, divided by total gross new member additions in the period. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new members. Cost per new account tends to fluctuate seasonally and based on our testing of different marketing channels but has been relatively consistent over time.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)

Reconciliation of adjusted EBITDA
Net loss attributable to Zipcar, Inc.	$(5,568)	$(5,229)	$(11,665)	$(10,549)
Non-vehicle depreciation	605	476	1,166	894
Amortization	994	905	2,067	1,102
Non-vehicle interest expense	3,693	1,914	5,037	2,631
Interest income	(11)	(10)	(20)	(22)
Preferred stock warrant liability adjustment	550	(41)	724	19
Stock compensation	940	686	1,954	1,237
Acquisition and integration cost	1,090	1,560	1,989	2,312
Taxes	23	62	40	98
Zero Emission Vehicle credits	—	—	(861)	—

Adjusted EBITDA	$2,316	$323	$431	$(2,278)

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

Our quarterly supplemental data are as follows (dollars in thousands):

	June 30,
	2011	2010
Owned vehicles	3,684	545
Capital lease vehicles	1,621	1,703
Operating lease vehicles	4,175	6,612

Ending vehicles	9,480	8,860

Through May 2010, we principally had used a combination of operating leases and capital leases to fund our vehicle fleet. In May 2010, Zipcar Vehicle Financing LLC, or ZVF, a bankruptcy-remote special purpose entity wholly-owned by us, completed the closing of the ABS facility and entered into a base indenture with Deutsche Bank Trust Company Americas as trustee and securities intermediary for the noteholders in the ABS facility. In May 2011, the ABS facility was amended and extended. As a result of the ABS facility, our mix of owned vehicles increased as we purchased vehicles under the ABS facility. The mix of vehicles under capital lease has also increased due to our acquisition of Streetcar, which finances its fleet through capital leases. These shifts in our financing strategy will result in higher property and equipment and higher capital lease obligations and vehicle-related debt on our balance sheet as well as a lower per vehicle cost included in cost of fleet operations and higher vehicle-related interest expense.

	For the Three Months Ended June 30,
	2011	2010
(in thousands)

Established Markets:
Revenue	$34,424	$27,639
Income before tax	$7,461	$5,433

	For the Six Months Ended June 30,
	2011	2010
(in thousands)

Established Markets:
Revenue	$61,518	$50,220
Income before tax	$12,020	$8,583

During the three and six months ended June 30, 2011, revenue for Established Markets grew 25% and 23%, respectively, from the comparable period in 2010. Income before tax for the three and six months ended June 30, 2011, grew 37% and 40%, respectively.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and have an accumulated deficit of $77.3 million through June 30, 2011. Prior to our IPO, we had financed our operations primarily through the sale of redeemable convertible preferred stock, the issuance of long-term debt, operating and capital lease financings, vehicle related financing and from positive cash flow from operations. At June 30, 2011, our principal sources of liquidity were cash and cash equivalents totaling $91.0 million and $7.0 million available for borrowing under the ABS facility.

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

•	Loan and security agreement with Lighthouse Capital Partners VI, L.P.;

•	Second loan and security agreement with Pinnacle Ventures L.L.C.;

•	Third loan and security agreement with Lighthouse Capital Partners VI, L.P. and Pinnacle Ventures L.L.C.;

•	Notes issued to certain former shareholders of Streetcar in connection with our acquisition; and

•	Notes issued to Goldman, Sachs & Co., in connection with the ABS facility through ZVF.

On May 11, 2011, we completed the closing of an amendment and extension of the ABS facility. The committed aggregate principal amount of this facility is $50.0 million, of which, as of June 30, 2011, we had outstanding borrowings of $43.0 million. ZVF will continue to use this facility to purchase vehicles and then lease them to us. The amended and extended facility has a revolving period of one year, with an amortization period of an additional two years. The interest rate is 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion. As required under the terms of the ABS facility, we purchased an interest rate cap at 3.5% for the entire notional amount of $50.0 million. ZVF’s financial results are consolidated with those of Zipcar since ZVF is a wholly-owned subsidiary of Zipcar.

	Six Months Ended June 30,
	2011	2010
(in thousands)

Condensed cash flows

Net loss	$(11,677)	$(10,561)

Non-cash adjustments	18,682	6,103
Changes in working capital	2,700	5,599

Net cash provided by operating activities, net of acquisition	9,705	1,141

(Increase) decrease in restricted cash	(5,947)	1,370
Cash acquired (paid) in business combination, net of transaction costs	—	(7,732)
Purchases of property and equipment	(38,316)	(10,619)
Other	5,757	3,284

Net cash (used in) investing activities	(38,506)	(13,697)

Proceeds from issuance of debt	25,683	31,156
Proceeds from issuance of restricted stock	2,500	—
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,881	109,719	—
Payments of principal under capital lease obligations and other debt	(61,754)	(7,216)
Other	791	125

Net cash provided by financing activities	76,939	24,065

Effect of exchange rate changes on cash and cash equivalents	(141)	(83)
Net increase in cash and cash equivalents	47,997	11,426
Cash and cash equivalents
Beginning of period	43,005	19,228

End of period	$91,002	$30,654

Operating activities:

Net cash provided by operating activities during the six months ended June 30, 2011 was $9.7 million primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $7.0 million excluding non-cash items such as depreciation, amortization, accretion of warrants, stock-based compensation and other items totaling $18.7 million. Net income after non-cash adjustments includes $0.9 million of other income associated with the sale of certain ZEV credits. Favorable changes in operating assets and liabilities of $2.7 million primarily relate to increases to liabilities and accrued expenses due to costs associated with labor and employee-related expenses and costs related to our operation as a public company as well as to an increase in deferred revenue as a result of an increase in our membership base by over 64,000.

Investing activities:

Cash used in investing activities during the six months ended June 30, 2011 of $38.5 million was primarily due to purchases of property and equipment of $38.3 million under the ABS facility and an increase in restricted cash of $5.9 million, partially offset by proceeds from the sale of property and equipment of $5.9 million. The purchases were primarily for incremental and replacement vehicles and in-car equipment to support increased reservations from our growing membership base.

Financing activities:

Cash provided by financing activities during the six months ended June 30, 2011 of $76.9 million was due to net proceeds from the IPO of $109.7 million, the issuance of debt under the ABS facility, proceeds from the exercise of stock options and warrants as well as the issuance of restricted stock, partially offset by principal payments associated with capital lease obligations and the repayment and retirement of debt obligations.

Our future capital requirements may vary materially and will depend on many factors, including, but not limited to, our expansion into new markets, availability and cost of financing for our vehicles, our pricing and fee structure, the levels of marketing and promotion costs required to increase our membership base, the expansion of our sales, support and marketing organizations, the establishment of additional domestic and international offices, general and administrative costs towards operating as a public company and other costs necessary to support our growth, changes in gasoline prices and other costs.

We believe that our current cash and cash equivalents, cash flow from operations and funds available under our ABS and leasing facilities and proceeds from our IPO will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(in thousands)

Operating leases	$11,983	$7,407	$3,892	$634	$50
Capital leases	26,342	13,594	12,681	66	1
Debt	43,000	—	43,000	—	—

Total	$81,325	$21,001	$59,573	$700	$51

We lease our office spaces for our corporate location in Cambridge, Massachusetts and also for our local operations in various cities under noncancelable lease agreements. We also lease vehicles under noncancelable lease agreements, generally with one-year minimum commitments.

Under the terms of certain operating and capital leases, we guarantee the residual value of the vehicle at the end of the lease. If the wholesale fair market value of the vehicle is less than the guaranteed residual value at the end of the lease, we pay the lessor the difference. If the wholesale fair market value is greater than the guaranteed residual value, that difference will be paid to us. We believe that, based on current market conditions, the average wholesale value of the vehicles at the end of lease term will equal or exceed the average guaranteed residual value, and therefore we have not recorded a liability related to these guaranteed residual values.

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

Interest Rate & Credit Risk. We are exposed to changes in interest rates in the normal course of our business as a result of our ongoing investing and financing activities, which affect our debt as well as our cash and cash equivalents. At June 30, 2011, we had unrestricted cash and cash equivalents totaling $91.0 million. These amounts were held for working capital purposes and were invested primarily in government-backed securities. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our debt as of June 30, 2011 comprised ABS debt and capital leases, which totaled $69.3 million. The carrying value of our debt approximated fair value based on the underlying terms and characteristics of those instruments. Substantially all of our capital leases as of June 30, 2011 carry interest at a variable rate. Our ABS debt carries interest at a variable rate and we have entered into an associated interest rate swap agreement to mitigate related interest rate exposure. We did not have any other debt outstanding in which fluctuations in the interest rates would impact us.

We are exposed to concentrations of credit risk in cash and cash equivalents. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy

Foreign Exchange Risk. We are exposed to foreign currency exchange rate risk inherent in revenues, cost, net income and assets and liabilities denominated in currencies other than the U.S. dollar, principally the British pound sterling and the Canadian dollar. The potential change in foreign currency exchange rates, principally the British pound sterling, could impact us. Assets and liabilities associated with our U.K. and Canadian subsidiaries are translated to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive gain income on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities. We view our investment in these foreign operations as long-term and, therefore, in the periods presented we have not entered into any derivative transactions to mitigate the currency effect on our operating results. We have no intention of hedging our foreign exchange risk at this time; however, such exposure to foreign currency exchange rate fluctuations in the future will be evaluated on an ongoing basis. We do not enter into derivatives for trading or other speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 27, 2011, a putative class action lawsuit was filed against us in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleges that our late fees are unlawful penalties. The lawsuit purports to assert claims against us for unjust enrichment, money had and received, and for declaratory judgment, and requests certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff seeks unspecified amounts of restitution and disgorgement of the revenues and/or profits that we allegedly received from imposing late fees, as well as a declaration that such late fees are void, unenforceable, and/or unconscionable, and an award of attorneys’ fees and costs. While we intend to contest the plaintiff’s claims vigorously, neither the outcome of this litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed at this time.

We are also subject to various other legal proceedings and claims that have arisen or may arise in the ordinary course of business. Although some of these proceedings may result in adverse decisions or settlements, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We have experienced net losses in each year since our inception and as of June 30, 2011, we had an accumulated deficit of $77.3 million. We expect to incur a net loss for the full year in 2011. We do not know if our business operations will become profitable or if we will continue to incur net losses in 2012 and beyond. We expect to incur significant future expenses as we develop and expand our business, which will make it harder for us to achieve and maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

Because many of our expenses are fixed, we may not be able to limit our losses if we fail to achieve our forecasted revenue.

To fulfill the anticipated demand for our car sharing services, we must make significant investments in vehicles and parking. The build-up of our fleet in advance of actual reservations exposes us to significant up-front fixed costs. If market demand for our services does not increase as quickly as we have anticipated, or if there is a rapid and unexpected decline in demand for our services, we may be unable to offset these fixed costs in the near term and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins, underutilization of capacity and asset impairment charges.

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

Future acquisitions, joint ventures and other strategic investments could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our markets and grow our business in response to changing technologies, member needs and competitive pressures. We may seek to grow our business by acquiring or investing in complementary businesses, solutions or technologies or establishing joint ventures. For example, in 2007 we acquired Flexcar, in 2009 we made an equity investment in Catalunya Carsharing, S.A., and in 2010 we acquired Streetcar in London. The identification of suitable investments and acquisitions is difficult, time-consuming and costly, and we may not be able to successfully complete identified transactions. In addition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of any company we acquire. These transactions may also involve the entry into geographic or business markets in which we have little or no prior experience. Moreover, the anticipated returns or other benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.

In connection with acquisitions and joint ventures, we may:

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

In connection with other strategic investments, we may receive illiquid stock of a third party. If the third party fails to execute on its strategic plan, we may be unable to recover our investment and may be required to record an impairment loss on such investments. Failure to achieve the anticipated benefits of a strategic investment could harm our business and operating results.

We face residual risks related to the value of vehicles in our fleet that we dispose of through auctions and dealer direct sales and increased costs of acquiring and holding vehicles in our fleet, as well as risks related to potential disruptions in the supply of vehicles and parts, all of which could disrupt our business and harm our financial condition and operating results.

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

Finally, disruptions in the production of vehicles or parts used in our fleet, such as those caused by the natural disasters in Japan earlier this year, may cause a reduction in supply of vehicles or parts and may cause an increase in the cost of vehicles or parts. Substantial increases in the costs, or a significant delay or sustained interruption in the supply, of fleet vehicles or vehicle parts could adversely affect our ability to maintain our vehicle fleet, negatively affect our revenues and increase our operating expenses.

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

Our business can expose us to claims for personal injury, death and property damage resulting from the use of Zipcars by our members. For example, a member may be using a Zipcar that has worn tires or some mechanical or other problem, including a manufacturing defect, that contributes to a motor vehicle accident that results in a death, serious injury or significant property damage for which we may be liable. In addition, we depend on our members and third-party service providers to inspect the vehicles prior to driving in order to identify any potential damage or safety concern with the vehicle. To the extent that we are found at fault or otherwise responsible for an accident, our insurance coverage would cover losses up to a maximum of $5 million in the United States, which coverage level may not be sufficient to satisfy our entire financial obligations.

We could be negatively impacted if losses for which we do not have third-party insurance coverage increase or our insurance coverages prove to be inadequate.

We do not have third-party insurance coverage for damage to our vehicles, but we do have third-party insurance coverage, subject to limits, for bodily injury and property damage resulting from member accidents involving our Zipcars. We account for vehicle damage or the total loss of a vehicle at the time such damage or loss is incurred. Also, because we are responsible for damage to our vehicles, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

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

•

the variability of fuel prices—while periods of high fuel prices may increase membership, they would also generally negatively affect profit margin to the extent we cannot pass the increased cost on to our members through increased prices;

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

We expect that the competitive environment for our car sharing service will become more intense as additional companies enter our North American markets. Currently, our primary competitors in North America are traditional rental car companies that have established operating car sharing services, which generally have greater name recognition among our target members and greater financial, technical and marketing resources. Secondary competitors include for-profit and not-for-profit companies who provide car sharing services in specific neighborhoods, communities or cities. These secondary competitors may increase the number of vehicles in their fleets or enhance the vehicle offerings in their existing fleets to be more competitive, and additional competitors may enter our markets in North America. Some of our competitors may respond more quickly to new or emerging technologies and changes in driver preferences or requirements that may render our services less desirable or obsolete. These competitors could introduce new solutions with competitive price and convenience characteristics or undertake more aggressive marketing campaigns than ours. We believe that price is one of the primary competitive factors in our market and pricing in our markets is very transparent. Our competitors, some of whom may have access to substantial capital, could compete aggressively with us on the basis of pricing. To the extent that we decrease our pricing as a result of downward pricing by our competitors and are not able to reduce our operating costs, it could have a material adverse impact on our results of operations, as we may lose members and experience a decrease in Zipcar reservations.

Our growth depends on our ability to obtain and maintain a sufficient number of parking locations that are convenient to our members.

Because our members are located primarily in cities, we must compete for limited parking locations in the cities where we operate. Many of these cities are densely populated and parking locations may not be available at locations that are convenient to our members or on terms that are commercially reasonable. We often work with local authorities to obtain parking locations and we and the local authorities may encounter resistance from local businesses and residents who own cars because, once obtained by us, these parking locations would no longer be generally available to the residents or the customers of the local businesses. If we are unable to obtain and maintain a sufficient number of parking locations that are convenient to our members, our ability to attract and retain members would suffer.

Our success depends on our members’ continued low cost, high-speed access to the Internet and the continued reliability of the Internet infrastructure.

Because our services are designed primarily to work over the Internet, our revenue growth depends on our members’ low cost, high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure, including the wireless Internet infrastructure. The future delivery of our services will depend on third-party Internet service providers to expand high-speed Internet access, including mobile access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services for providing reliable and timely Internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the Internet as a convenient means of customer interaction. All of these factors are out of our control.

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

Our servers could be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our insurance does not cover expenses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our website or internal computer systems could result in a loss of members and adversely affect our business and results of operations.

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

We depend on third-party service providers to deliver our services to our members. In particular, we rely on a limited number of data center facilities, which are located in the United States and Europe, a U.S. based third-party support service provider to handle most of our routine member support calls and local vendors to manage the cleaning and general maintenance of our vehicles. We also rely on third parties to provide gas credit cards in our vehicles for use by our members. We do not control the operation of these providers. If these third-party service providers terminate their relationship with us, or do not provide an adequate level of service to our members, it would be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service. This disruption could harm our reputation and brand and may cause us to lose members.

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

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Many of these matters relate to incidents involving our members while driving Zipcars. As we have grown, we have seen a rise in the number of litigation matters against us. For example, in October 2009 we were named in a class action lawsuit, which was dismissed in its entirety in June 2010, and we have recently been named in a similar purported class action lawsuit, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS, filed in the Federal District Court in Massachusetts, alleging that our late fees are unlawful penalties. We may be subject to other consumer class action lawsuits in the future. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position.

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

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to public company compliance requirements.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, and rules subsequently implemented by the SEC and the Nasdaq Global Select Market, require public companies to meet certain corporate governance standards. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations generally make it more expensive for us to obtain directors and officers liability insurance coverage and more difficult for us to attract and retain qualified persons to serve as directors or executive officers. We currently are unable to estimate future costs with any degree of certainty.

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

As of June 30, 2011, we had significant net operating loss carryforwards for U.S. federal tax and state tax purposes. The federal net operating loss carryforwards begin to expire in 2019 and certain state net operating loss carryforwards began to expire in 2007. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. We have performed an analysis on the annual limitations and determined that majority of our net operating loss carryforwards are available to reduce future corporate income tax liability. However, future ownership changes could further limit our ability to use these net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

Risks Relating to Our Indebtedness

We have substantial debt and may incur additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of June 30, 2011, we had an aggregate principal amount of debt outstanding of approximately $69.3 million, $26.3 million of which represents vehicle leases of Zipcar with several third parties and $43.0 million of which is directly associated with Zipcar Vehicle Financing LLC (“ZVF”), our wholly-owned bankruptcy-remote special purpose entity. ZVF has entered into a securitization program and a variable funding note facility, pursuant to which ZVF can borrow up to $50.0 million from third-party lenders. ZVF has used these borrowed funds to purchase vehicles that it has leased to us. We refer to this vehicle financing line as our ABS facility and expect that over time it will largely replace our existing leasing arrangements.

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

Our ABS facility capacity could be decreased, our financing costs and interest rates could be increased, or our future access to the financial markets could be limited as a result of risks and contingencies, many of which are beyond our control, including, without limitation:

•	the acceptance by credit markets of the structures and structural risks associated with our ABS facility, particularly in light of developments in the markets for mortgage-backed securities;

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

•	the terms, availability and credit market acceptance of the amount of cash collateral required in addition to or instead of guaranties;

•	the insolvency or deterioration of the financial condition of one or more of our principal car manufacturers; or

•	changes in law or practice that negatively impact our asset-backed financing structure.

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

The current state of the global economy threatens to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our ability to access short-term debt and the terms and cost of that debt. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs, which may have an adverse effect on our business, operating results and financial condition. We currently have operating and capital leases provided by various third parties. It is imperative to our business that we be able to continue to access capital through these lines of credit and our ABS facility in order to be able to finance the growth of our vehicle fleet.

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

Risks Related to Our Acquisition of Streetcar Limited

Any difficulties or delays encountered in the integration of Streetcar or of any future acquisitions could have adversely affect our business.

Streetcar’s stand-alone London operations were much larger than our London operations. Streetcar’s larger member base, greater number of vehicles and greater brand recognition in London may present considerable challenges to us and, therefore, we may not be able to efficiently and timely integrate Streetcar’s operations. Any difficulties or delays encountered in the integration of Streetcar or any future acquisition could have a material adverse effect on our business. Even if integrated, there can be no assurance that our operating performance after the integration of Streetcar or any future acquisition will be successful or will fulfill management’s objectives.

The integration of any acquired company, including Streetcar, will require, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. This may be challenging depending on the size and other characteristics of the acquisition. Specifically, the integration of Streetcar has been, and we expect will continue to be, particularly challenging given that it is our first large-scale international acquisition and has thus required us to coordinate geographically separate organizations across different time-zones. The difficulties of such integration have been further increased by the necessity of integrating personnel with disparate business backgrounds and corporate cultures.

[Furthermore, we may not be able to retain key Streetcar employees. The process of integrating Streetcar may require a disproportionate amount of time and attention of our management and financial and other resources of Zipcar and may involve other, unforeseen difficulties.

The Streetcar integration may cost more than we anticipate.

We have incurred significant transaction and closing costs associated with the acquisition of Streetcar and we have incurred and expect to continue to incur significant integration-related expenses associated with combining the businesses. It is possible that we will incur significant additional unforeseen costs in connection with the integration that will negatively impact our earnings.

A material amount of our assets represent goodwill and intangible assets, and our earnings would be reduced if our goodwill or intangible assets were to become impaired.

As of June 30, 2011, our goodwill and intangible assets, net, represented approximately $108.6 million, or 32.6%, of our total assets, the majority of which is related to our Streetcar acquisition. Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets, which relate primarily to the member relationships, parking spaces, trade name, non-compete agreements and technologies acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.

We may not be successful in converting Streetcar members and systems.

We expect to convert Streetcar members to the Zipcar system and convert the Streetcar systems in-vehicle systems, administrative systems, and vehicle branding and policies to those of Zipcar. We may not be successful in converting Streetcar members to Zipcar. We may also decide to provide free driving credit or other incentives to encourage Streetcar members to convert to Zipcar. If a significant number of Streetcar members do not convert, our financial results will be adversely affected. In addition, conversions of the Streetcar systems may not be successful, or if successful, may take considerably longer than anticipated or may cause us to incur significant unexpected costs.

Prior to the integration of Streetcar with our business, we have relied and will rely on Streetcar’s in-vehicle technology, which we have less experience in operating.

During the integration of Streetcar with our business, we will continue to use Streetcar’s in-vehicle technology. We do not have experience operating, maintaining or trouble-shooting this technology. If Streetcar’s in-vehicle technology becomes unreliable, we may not have the expertise or the resource to correct errors or malfunctions within the in-vehicle system. Such failure of the in-vehicle system would inconvenience Streetcar members, which in turn may harm our ability to retain them.

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

Shares of our common stock were sold in our IPO in April 2011 at a price of $18.00 per share, and our common stock has subsequently traded as high as $31.50. An active, liquid and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	the financial guidance that we provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	fluctuations in our revenue due to decreases in members or member usage of Zipcars;

•	changes in estimates of our financial results or recommendations by securities analysts, or our failure to meet such estimates;

•	failure of our car sharing service to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive service offerings or technologies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving us;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

Approximately 27.2 million shares of our common stock may be sold by stockholders upon the expiration of lockup agreements in October 2011. In addition, a portion of these shares is subject to early release from lock-up restrictions under certain circumstances. If these stockholders sell, or the market perceives that the holders of a large number of shares intend to sell shares after the contractual lockup and other legal restrictions on resale lapse, the market price of our common stock could decline significantly. In addition, (i) approximately 5.1 million shares subject to outstanding stock options under our stock option plans and (ii) approximately 2.5 million shares reserved for issuance under our 2011 Stock Incentive Plan as of June 30, 2011, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, the price of our common stock could decline substantially.

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

Our management will continue to have broad discretion to use the net proceeds from our IPO. Our management might not apply the net proceeds from our IPO in ways that increase the value of our common stock. We have used $51.4 million of the proceeds from our IPO to repay debt and we expect to use the remaining net proceeds for business expansion, working capital and other general corporate purposes, which may in the future include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds. If we do not invest or apply the remaining net proceeds from our IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause or stock price to decline.

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

Our stock-based compensation expenses totaled $0.8 million, $1.7 million, $2.8 million and $2.0 during 2008, 2009, 2010 and the six months ended June 30, 2011, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Our executive officers and directors and their affiliates could have substantial control over us and could delay or prevent a change in corporate control.

As of June 30, 2011, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the period from April 1, 2011 through June 30, 2011, holders of our warrants exercised warrants to purchase an aggregate of 634,611 shares of our common stock, either through a cashless exercise or cash exercise. We received an aggregate of $176,577 of cash proceeds from the cash exercises of warrants to purchase an aggregate of 165,268 shares of our common stock. The remainder of the warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 469,343 shares of our common stock were exercised, resulting in the forfeiture of 149,966 shares in satisfaction of the warrant exercise price, and the issuance of 319,377 shares of our common stock. In addition, during this period we issued an aggregate of

94,375 shares of our common stock upon the exercise of stock options for aggregate cash proceeds of $391,848.These securities were issued either under a compensatory benefit plan in reliance upon the exemption from registration requirements or Rule 701 of the Securities Act of 1933, as amended or in reliance on the exemption provided by Section 4(2) of the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. All instruments representing the issued securities described above included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

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

INDEX TO EXHIBITS

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Eighth Restated Certificate of Incorporation of Zipcar, Inc.

3.2 (2)	Seconded Amended and Restated Bylaws of Zipcar, Inc.

10.1	Amended and Restated Base Indenture, dated as of May 11, 2011, by and between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas.

10.2	Amended and Restated Collateral Agency Agreement, dated as of May 11, 2011, among Zipcar Vehicle Financing LLC, the Registrant and Deutsche Bank Trust Company Americas.

10.3	Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of May 11, 2011, by and between Zipcar Vehicle Financing LLC and the Registrant.

10.4	Amended and Restated Administration Agreement, dated as of May 11, 2011, among Zipcar Vehicle Financing LLC, the Registrant and Deutsche Bank Trust Company Americas.

10.5	Amended and Restated Series 2010-1 Supplement, dated as of May 11, 2011, to Amended and Restated Base Indenture dated as of May 11, 2011 between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas.

10.6	Second Amended and Restated Limited Liability Company Agreement of Zipcar Vehicle Financing LLC, dated as of May 11, 2011, by the Registrant as the sole member.

10.7	Amended and Restated Series 2010-1 Note Purchase Agreement, dated as of May 11, 2011, among Zipcar Vehicle Financing LLC, the Registrant and the other parties thereto.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 19, 2011, and incorporated herein by reference.
(2)	Filed as Exhibit 3.4 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 7, 2011, and incorporated herein by reference.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIPCAR, INC.

/s/ Edward G. Goldfinger
Edward G. Goldfinger
Chief Financial Officer
Date: August 5, 2011	(Principal Financial and Accounting Officer and Duly Authorized Signatory)