Form 10-Q
period 2011-09-30
ZIPCAR INC
filed 2011-11-04
CIK 1131457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, 39,301,606 shares of the registrant’s common stock were outstanding.

ZIPCAR, Inc.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6.	Exhibits	46

Signatures		47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zipcar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$55,843	$43,005
Short-term marketable securities	32,152	—
Accounts receivable, net of allowance for doubtful accounts of $817 and $541 as of September 30, 2011 and December 31, 2010, respectively	5,692	4,223
Restricted cash	207	900
Prepaid expenses and other current assets	11,493	9,905

Total current assets	105,387	58,033
Long-term marketable securities	5,042	—
Property and equipment, net	112,833	70,917
Goodwill	100,338	99,750
Intangible assets	5,668	8,527
Restricted cash	7,811	3,503
Deposits and other noncurrent assets	7,924	8,198

Total assets	$345,003	$248,928

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$7,956	$6,247
Accrued expenses	19,297	16,594
Deferred revenue	20,135	14,261
Current portion of capital lease obligations and other debt	13,062	26,041

Total current liabilities	60,450	63,143
Capital lease obligations and other debt, net of current portion	62,281	68,022
Deferred revenue, net of current portion	4,700	3,651
Redeemable convertible preferred stock warrants	—	478
Other liabilities	2,510	1,975

Total liabilities	129,941	137,269

Commitments and contingencies (Note 9)

Non-controlling interest	492	277
Redeemable convertible preferred stock, par value $0.001 per share:	—	116,683
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 500,000,000 and 100,000,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 39,068,148 and 6,415,436 shares issued at September 30, 2011 and December 31, 2010, respectively	39	6
Additional paid-in capital	290,519	59,647
Accumulated deficit	(76,609)	(65,380)
Accumulated other comprehensive gain	621	426

Total stockholders’ equity (deficit)	214,570	(5,301)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$345,003	$248,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2011	2010	2011	2010
Revenue	$68,059	$54,788	$178,751	$133,994
Cost and expenses
Fleet operations	43,365	34,616	118,856	89,779
Member services and fulfillment	5,543	4,428	14,681	10,973
Research and development	1,083	830	3,055	2,300
Selling, general, and administrative	15,803	13,971	43,213	36,416
Amortization of acquired intangible assets	956	1,173	3,023	2,275

Total operating expenses	66,750	55,018	182,828	141,743

Income (loss) from operations	1,309	(230)	(4,077)	(7,749)
Interest income	45	10	65	32
Interest expense	(810)	(2,450)	(7,795)	(5,670)
Other income (expense), net	(186)	248	528	502

Income (loss) before income taxes	358	(2,422)	(11,279)	(12,885)
Provision (benefit) for income taxes	(304)	94	(264)	192

Net income (loss)	662	(2,516)	(11,015)	(13,077)
Less: net (income) loss attributable to redeemable noncontrolling interest	(11)	—	1	12

Net income (loss) attributable to Zipcar, Inc.	$651	$(2,516)	$(11,014)	$(13,065)

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.02	$(0.39)	$(0.42)	$(2.77)
Diluted	$0.02	$(0.39)	$(0.42)	$(2.77)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic	38,904,375	6,398,216	26,039,538	4,723,870
Diluted	42,479,718	6,398,216	26,039,538	4,723,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Cash flows from operating activities
Net loss	$(11,015)	$(13,077)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition
Depreciation and amortization	21,392	8,578
Amortization & accretion of debt related warrants	926	1,120
Amortization & accretion of marketable securities	22	—
Stock-based compensation expense	3,069	2,004
Loss (gain) on disposal of fixed assets	2,938	(216)
Redeemable convertible preferred stock warrant adjustment to fair value	724	(12)
Changes in operating assets and liabilities
Accounts receivable	(1,434)	(1,231)
Prepaid expenses and other assets	(2,114)	(5,163)
Accounts payable	1,705	2,160
Accrued expenses	4,247	8,092
Deferred revenue	7,018	4,513

Net cash provided by operating activities, net of acquisition	27,478	6,768

Cash flows from investing activities
Increase in deposits	(394)	(589)
Purchases of available-for-sale securities	(37,250)	—
Increase in restricted cash	(3,615)	(9)
Cash acquired (paid) in business combination, net of transaction costs	—	(7,734)
Proceeds from sale of property and equipment	9,066	6,141
Purchases of property and equipment	(59,043)	(33,912)

Net cash used in investing activities	(91,236)	(36,103)

Cash flows from financing activities
Proceeds from issuance of debt, net of debt issuance costs	32,683	49,356
Proceeds from exercise of stock options and warrants	1,022	265
Proceeds from issuance of restricted stock	2,500	—
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,831	109,769	—
Payments of principal under notes payable, capital lease obligations and other debt	(68,782)	(15,423)

Net cash provided by financing activities	77,192	34,198

Effect of exchange rate changes on cash and cash equivalents	(596)	(54)

Net increase in cash and cash equivalents	12,838	4,809
Cash and cash equivalents
Beginning of period	43,005	19,228

End of period	$55,843	$24,037

Supplemental cash flow information
Cash paid for interest	$6,456	$3,730
Cash paid for taxes	$258	$229
Noncash investing and financing activities
Assets acquired under capital leases	$15,977	$11,093
Return of guaranteed residual value of expired leases	$(1)	$(1,472)
Issuance of note in connection with business combination	$—	$5,000
Issuance of common stock and warrants to purchase common stock in connection with business combination	$—	$50,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts)

1. Nature of the Business

Zipcar, Inc. (“Zipcar” or the “Company”), a Delaware corporation, and its subsidiaries comprise a membership organization that provides self-service vehicle use by the hour or by the day. The Company places vehicles in convenient parking spaces throughout major metropolitan areas and universities in North America and in the United Kingdom. Through the use of the Company’s proprietary software, members are able to reserve vehicles online, through a wireless mobile device or by phone, access the vehicle with an electronic pass card or mobile device, and receive automatic billings to their credit card.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The condensed consolidated balance sheet at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the periods ended September 30, 2011 and 2010 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2010 included in the Company’s prospectus filed with the SEC on April 14, 2011.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2011 and consolidated results of operations for the three and nine month periods ended September 30, 2011 and 2010 and consolidated cash flows for the nine months ended September 30, 2011 and 2010, have been made. The condensed consolidated results of operations and cash flows for the period ended September 30, 2011 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2011.

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

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, stock-based compensation, software development costs, valuation of long-lived and intangible assets, including goodwill, acquisition accounting, valuation of marketable securities and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses. Actual results could differ from those estimates.

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

The Company’s cash and cash equivalents of $55,843 and $43,005 and restricted cash of $8,018 and $4,403 as of September 30, 2011 and December 31, 2010, respectively, are carried at fair value based on quoted market prices, which is a Level 1 measurement in the hierarchy of fair value measurements. Short-term and long-term marketable securities of $37,194 at September 30, 2011 are carried at fair value based on Level 1 input described above. The Company’s interest rate swap entered into in May 2011 was $25 at September 30, 2011 and also carried at fair value based on Level 2 inputs. The change in fair value of the interest rate swap was $(69) and $(139) for the three and nine months ended September 30, 2011, respectively. Management believes that the Company’s debt obligations approximate fair value based on the terms and characteristics of those instruments using Level 3 inputs. The Company’s redeemable convertible preferred stock warrants at December 31, 2010 were $478 and carried at fair value based on Level 3 input described above. The change in fair value was $724 since December 31, 2010 to the closing of the Company’s initial public offering (“IPO”) on April 19, 2011, when these warrants were converted into warrants to purchase common stock and, accordingly, the liability associated with the warrants aggregating $1,202 was reclassified to stockholders’ equity.

Derivatives Financial Instruments. The Company entered into an interest rate swap agreement to hedge interest rate exposures related to its variable funding note as required under the terms of the facility. This instrument, which does not meet the requirements for hedge accounting, is carried as an asset and is marked to market at each reporting period with the change in fair value recorded in Other Income (Expense), net.

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

Vehicles	1-3 years
In-car electronic equipment	2-3 years
Office and computer equipment	3 years
Software	3 years
Leasehold improvements	Lesser of useful life or lease term

Depreciation expense for the nine months ended September 30, 2011 and September 30, 2010 was $18,369 and $6,303, respectively. In the first quarter of 2011, the Company changed its estimated holding period of its vehicles and as a result increased the depreciation rates which resulted in higher depreciation expense of approximately $701 and $2,244, or $0.02 and $0.09 per diluted share, during the three and nine months ending September 30, 2011 than if the Company had not changed the holding period estimate. During the remainder of 2011, the Company expects higher depreciation expense of approximately $648 than if the Company had not changed the holding period estimate.

Property and equipment at cost increased $55,836 during the nine months ended September 30, 2011 including $50,920 related to net vehicle purchases. The composition of property and equipment, net is as follows.

	September 30, 2011	December 31, 2010
Vehicles	$118,823	$67,903
In-car electronic equipment	9,244	6,673
Office and computer equipment	5,183	4,379
Software	5,275	3,657
Leasehold improvements	2,071	2,148

Total	140,596	84,760
Less: accumulated depreciation	(27,763)	(13,843)

Property and equipment, net	$112,833	$70,917

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

Net Income (Loss) Per Share Attributable to Common Stockholders. Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. For the purposes of calculating diluted earnings attributable to common stockholders per share, the denominator includes both the weighted average number of shares of common stock outstanding for the period and the number of dilutive common stock equivalents such as stock options and warrants to purchase common stock, as determined using the treasury stock method.

The following common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because they had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Redeemable convertible preferred stock upon conversion to common stock	—	23,713	—	23,713
Options to purchase common stock	590	4,555	4,789	4,555
Warrants to purchase common stock	2	1,665	1,044	1,665
Warrants to purchase redeemable convertible preferred stock	—	65	—	65
Restricted Stock	130	—	130	—

Total	722	29,998	5,963	29,998

Segment Information. The Company operates in two reportable segments: North America and the United Kingdom. Both segments derive revenue primarily from members’ usage of vehicles.

Other Income. In the first quarter of 2011, the Company received $861 from selling some of its zero emission vehicle (“ZEV”) credits to a third party. The Company received these credits under a state-based low-emission regulation. These laws provide for the purchase and sale of excess credits earned. Because the Company utilizes energy efficient vehicles in its business, the Company was able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

New Accounting Guidance. In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment”. The objective of this Update is to simplify how entities test for goodwill impairment. The amendments in this Update permit an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the entity has not yet issued its financial statements for the period that includes its annual test date. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”, authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although the Company will need to modify the presentation of certain information to comply with the requirements of this guidance, the Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

3. Financial Instruments - Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents, short-term marketable securities or long-term marketable securities as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$14,262	$—	$14,262	$14,262	$—	$—
Level 1
Money market funds	41,581	—	41,581	41,581	—	—
US Treasury securities	9,007	—	9,007	—	8,206	801
US agency securities	22,838	(6)	22,832	—	22,020	812
Certificates of deposit and time deposits	5,356	(1)	5,355	—	1,926	3,429

Subtotal	78,782	(7)	78,775	41,581	32,152	5,042

Total	$93,044	$(7)	$93,037	$55,843	$32,152	$5,042

	December 31, 2010
	Adjusted Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$9,691	$—	$9,691	$9,691	$—	$—
Level 1
Money market funds	33,314	—	33,314	33,314	—	—

Total	$43,005	$—	$43,005	$43,005	$—	$—

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized no net realized gains or losses during the three- and nine-month periods ended September 30, 2011. The maturities of the Company’s long-term marketable securities range from one year to two years.

As of September 30, 2011 gross unrealized losses were not material. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company’s investment policy requires investments to be U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs.

Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three- and nine-month periods ended September 30, 2011, the Company did not recognize any impairment charges. As of September 30, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

4. Intangible Assets, Goodwill and Redeemable Non-controlling Interest

The changes in the goodwill and intangible assets balance during the period ended September 30, 2011 are due to the impact of changes in foreign currency exchange rates associated with the goodwill and intangible assets resulting from the Company’s acquisition of Streetcar Limited (“Streetcar”) in the United Kingdom. The change in intangible assets during the three and nine months ended September 30, 2011 is also due to the amortization of $956 and $3,023, respectively.

In connection with the acquisition of Flexcar in November 2007, the Company obtained 85% ownership in one of Flexcar’s subsidiaries. The remaining 15% ownership in that subsidiary is held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary holds put rights for the remaining interest in the subsidiary, which it has provided notice of its intention to exercise. The put right provides the redeemable non-controlling interest an option to sell its ownership interest to the Company after September 2011 at a price based on the fair value at the time of the exercise. Since the redeemable non-controlling interest in the subsidiary has a redemption feature, as a result of the put option, the Company has classified the redeemable non-controlling interest in the subsidiary in the mezzanine section of the consolidated balance sheets. The redeemable non-controlling interest was accreted to the estimated redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period. The amount accreted during the nine months ended September 30, 2011 was $216.

5. Common Stock and Stockholders’ Equity

On March 23, 2011, the Company’s Board of Directors and stockholders approved a 1-for-2 reverse stock split of the Company’s outstanding common stock, which was effected on March 29, 2011. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment for such fractional shares in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s redeemable convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All references to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock have also been retroactively adjusted to reflect the stock split.

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

As of September 30, 2011, the Company had warrants outstanding and exercisable for the purchase of 1,044,210 shares of common stock at prices ranging from $0.98 to $137.62 per share.

Comprehensive Income (Loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries that do not use the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

The following table summarizes the components of total comprehensive income (loss), net of taxes, during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) attributable to Zipcar, Inc.	$651	$(2,516)	$(11,014)	$(13,065)
Other comprehensive income (loss):
Change in foreign currency translations	(1,939)	3,125	202	2,033
Change in unrealized gains/losses on marketable securities	(7)	—	(7)	—

Total comprehensive income (loss)	$(1,295)	$609	$(10,819)	$(11,032)

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December, 30, 2010
Net unrealized gains/losses on marketable securities	$(7)	$—
Cumulative foreign currency translation	628	426

Accumulated other comprehensive income	$621	$426

6. Stock-based Compensation

Employee Stock-Based Awards.

In March 2011, the Company’s Board of Directors and stockholders approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of the IPO. Under the 2011 Plan, the Company originally reserved up to 2,500,000 shares of its common stock for issuance pursuant to stock options and stock awards, which include shares of common stock reserved for issuance under the Company’s 2010 Stock Incentive Plan (the “2010 Plan”) that remained available for issuance immediately prior to the closing of the IPO. The number of shares available for issuance under the 2011 Plan will be increased by any shares subject to awards previously granted under the 2010 Plan or the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. As of September 30, 2011 and December 31, 2010, stock options to purchase 4,788,941 and 4,705,506 shares of common stock, respectively, were outstanding collectively under the 2000 Plan and the 2010 Plan. As of September 30, 2011, 2,630,321 shares of common stock were available for future issuances under the 2011 Plan and as of December 31, 2010, 2,306,154 shares of common stock were available for future issuance under the 2010 Plan. After the effective date of the 2011 Plan, the Company granted no further stock options or other awards under the 2010 Plan.

On February 24, 2011, the Company issued 173,370 restricted shares of common stock to three board members at a purchase price of $14.42 per share. These shares are subject to a right, but not an obligation, of repurchase by the Company at the original issuance price, which lapses quarterly over two years from the date of issuance. The Company received proceeds of $2,500 from the issuance of such shares, which was recorded as deposit liability in the condensed consolidated balance sheet, and the liability will be reclassified to additional paid-in capital over the vesting period. At September 30, 2011, 130,028 shares are restricted and the Company had recorded $1,875 associated with such shares as current and long term liability.

The Company recognized stock-based compensation expense on all awards in the following expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Member services and fulfillment	$20	$22	$69	$57
Research and development	39	47	120	134
Selling, general, and administrative	1,056	698	2,880	1,813

Total stock-based compensation	$1,115	$767	$3,069	$2,004

7. Accrued Expenses

	September 30,	December 31,
	2011	2010
Payroll and related benefits	$4,660	$3,884
Sales tax	3,857	2,358
Insurance	2,272	1,993
Fleet related	2,264	2,209
Legal, audit, tax, and professional fees	1,323	2,192
Deposit liability	1,250	—
Member deposits	1,038	1,969
Interest and credit card fees	712	606
Marketing	448	142
Rent	359	345
Other	1,114	896

Total accrued expenses	$19,297	$16,594

8. Long-Term Debt

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

On May 11, 2011, ZVF completed the closing of an amendment and extension of the ABS facility. The committed aggregate principal amount of this facility is $50,000, all of which was outstanding as of September 30, 2011. ZVF will continue to use this facility to purchase vehicles and then lease them to the Company. The amended and extended facility has a revolving period of one year, with an amortization period of an additional two years. The interest rate is 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion. As required under the terms of the ABS facility, the Company purchased an interest rate cap at 3.5% for the entire notional amount of $50,000. ZVF’s financial results are consolidated with those of Zipcar since ZVF is a wholly-owned subsidiary of Zipcar.

The amendment and extension of the ABS facility was accounted for as a modification of debt and, accordingly, unamortized debt issue costs associated with this facility along with $335 of additional fees and expenses paid to the lender is being amortized to interest expense over the expected life of the debt, which is three years. The total unamortized balance of debt issue costs was $1,672 as of September 30, 2011.

In May 2011, the Company entered into an interest rate swap agreement to hedge interest rate exposures related to ZVF’s variable funding note as noted above. This instrument, which does not meet the requirements for hedge accounting, is marked to market at each reporting period with the change in fair value recorded in Other Income (Expense), net. In connection with the purchase of this interest rate swap, the Company liquidated its interest rate swap entered into in 2010 for an immaterial amount.

9. Commitments and Contingencies

Leases. The Company leases its office spaces under noncancelable lease agreements. The leases include certain lease incentives, payment escalations and rent holidays, the net effect of which is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company also leases vehicles under noncancelable lease agreements (generally one-year minimum commitments). Lease expenses for the Company’s office spaces and vehicles under operating leases were $6,218 and $19,410 for the three and nine months ended September 30, 2011, respectively, and $9,207 and $25,651 for the three and nine months ended September 30, 2010, respectively.

The Company also leases vehicles under various capital and operating leases, generally with a 36-month stated term. Under the terms of certain leases, the Company guarantees the residual value of the vehicle at the end of the lease. If the wholesale fair value of the vehicle is less than the guaranteed residual value at the end of the lease, the Company will pay the lessor the difference. If the wholesale fair value is greater than the guaranteed residual value, that difference will be paid to the Company. As of September 30, 2011, the average guaranteed residual value was 26.8% of the vehicle price at the inception of the lease. The Company believes that, based on current market conditions, the average wholesale value of the vehicles at the end of lease term will equal or exceed the average guaranteed residual value, and therefore has not recorded a liability related to guaranteed residual values.

The Company has the option to buy out each lease at any time by paying the lessor the total principal due under the lease, including the guaranteed residual value and taking title of the leased vehicle. The Company historically has not exercised this option. Future minimum annual lease payments under noncancelable leases as of September 30, 2011 are as follows:

	Operating	Capital
	Leases	Leases
2011	$2,495	3,895
2012	6,800	11,771
2013	2,965	7,100
2014	705	2,569
2015	345	8
2016	143	0

Total future minimum lease payments	$13,453	25,343

Less amounts currently due		13,062

		$12,281

Capitalized vehicle leases have interest rates between 3.8% and 13.5% which approximate to $1,320 of interest per year. Under certain capital lease agreements, the Company is required to maintain prescribed levels of cash and cash equivalents and working capital, which the Company was in compliance with as of September 30, 2011 and December 31, 2010.

Litigation. On July 27, 2011, a putative class action lawsuit was filed against the Company in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleges that the Company’s late fees are unlawful penalties. The lawsuit purports to assert claims against the Company for unjust enrichment, money had and received, for declaratory judgment, and for unfair and deceptive trade practices under Massachusetts General Laws ch. 93A and requests certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff seeks unspecified amounts of restitution and disgorgement of the revenues and/or profits that the Company allegedly received from imposing late fees, as well as a declaration that such late fees are void, unenforceable, and/or unconscionable, and an award of treble damages, attorneys’ fees and costs. While the Company intends to contest the plaintiff’s claims vigorously, neither the outcome of this litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed at this time.

The Company is also subject, from time to time, to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its business, financial position, results of operations or cash flows.

10. Income Taxes

The provision for income taxes consists of a current benefit for state tax refunds expected from 2010 tax filings of $304 and $264 for the three and nine months ended September 30, 2011, respectively, and a provision of $94 and $192 for the three and nine months ended September 30, 2010, respectively.

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

The Company has no amounts recorded for any unrecognized tax benefits as of September 30, 2011. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of September 30, 2011, the Company had no accrued interest or tax penalties recorded. The Company’s domestic income tax return reporting periods since December 31, 2007 are open to income tax audit examination by the federal and state tax authorities. The Company’s foreign jurisdictions in the United Kingdom and in Canada are also open for income tax audit examination since December 31, 2007. In addition, as the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

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

11. Segment Information

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

The Company’s segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
North America	$56,153	$44,293	$146,683	$115,150
United Kingdom	11,906	10,495	32,068	18,844

Total segment revenue	$68,059	$54,788	$178,751	$133,994

Income (loss) before income taxes:
North America	11,223	8,616	26,006	17,737
United Kingdom	(324)	(3)	(3,290)	(1,613)

Total segment income before income taxes	10,899	8,613	22,716	16,124

Corporate expenses	(6,866)	(6,539)	(19,670)	(16,970)
Acquisition and integration costs	(1,548)	(1,541)	(3,537)	(3,853)
Stock-based compensation	(1,115)	(767)	(3,069)	(2,004)
Amortization of acquired intangible assets	(956)	(1,173)	(3,023)	(2,275)
Interest income	45	10	65	32
Interest expense	(10)	(1,113)	(5,006)	(3,903)
Other income (expense), net	(91)	88	245	(36)

Income (loss) before income taxes and noncontrolling interest	$358	$(2,422)	$(11,279)	$(12,885)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest expense:
North America	$458	$837	$1,792	$961
United Kingdom	342	500	997	806

Total segment interest expense	800	1,337	2,789	1,767

Corporate interest expense	10	1,113	5,006	3,903

Total	$810	$2,450	$7,795	$5,670

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Depreciation and amortization:
North America	$4,687	$1,319	$10,674	$2,462
United Kingdom	1,965	1,435	6,370	2,692

Total segment depreciation	6,652	2,754	17,044	5,154

Corporate depreciation	462	587	1,325	1,149
Amortization of acquired intangible assets	956	1,173	3,023	2,275

Total	$8,070	$4,514	$21,392	$8,578

The Company’s revenue and long-lived assets by geographic area are included in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
United States	$52,188	$41,435	$136,777	$107,957
International	15,871	13,353	41,974	26,037

Total	$68,059	$54,788	$178,751	$133,994

			September 30,
			2011	2010
Long-lived assets:
United States			$84,195	$34,350
International			28,638	31,965

Total			$112,833	$66,315

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

Overview

Zipcar operates the world’s leading car sharing network. We operate our membership-based business with approximately 9,500 vehicles in 15 major metropolitan areas and on more than 250 college campuses in the United States, Canada and the United Kingdom. Our car sharing service provides nearly 650,000 members with cars on demand in reserved parking spaces within an easy walk of where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. We offer our solution to individuals, universities, businesses and government agencies.

Our revenue has grown from $30.7 million in 2006 to $186.1 million in 2010 and $178.8 million for the nine months ended September 30, 2011. From our inception through September 30, 2011, a substantial portion of our revenue has been generated in North America. As of September 30, 2011, we have an accumulated deficit of $76.6 million. Our business initially requires fleet, marketing and infrastructure investments in each metropolitan area. As markets develop and membership increases, our business benefits from operational efficiencies and economies of scale. Cash flows from our more mature markets are used to fund new and emerging markets as well as investments in our infrastructure.

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

On May 11, 2011, we completed the closing of an amendment and extension of our existing asset-backed variable funding note facility, or ABS facility. The committed aggregate principal amount of this facility is $50.0 million all of which was outstanding as of September 30, 2011.

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

Fleet Operations

Fleet operations consist principally of costs associated with operating our vehicles such as lease expense, depreciation, parking, fuel, insurance, gain or loss on disposal of vehicles, accidents, repairs and maintenance as well as employee-related costs. Our fuel costs fluctuate as gasoline prices increase or decrease. We expect fleet operation costs to increase as we expand the number of vehicles in our fleet to service an expanding membership base and support future revenue growth. Over time, however, we expect these costs to decline as a percentage of revenue due to the achievement of increased efficiencies in our operations and as a greater percentage of our markets reach critical mass and vehicle usage levels increase and as a greater portion of our vehicles are financed under our ABS facility.

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

Selling, General and Administrative

Selling general and administrative expenses consist primarily of labor-related expenses for sales and marketing, administrative, human resources, internal information technology support, legal, finance and accounting personnel, online search and advertising, trade shows, marketing agency fees, public relations and other promotional expenses, professional fees, insurance and other corporate expenses. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines. We expect to continue to invest in sales and marketing activities to increase our membership base and brand awareness. In addition, we expect that general and administrative expenses will increase as we continue to add personnel to support the growth of our business. In addition, we anticipate that we will incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. As a result, we expect that our selling, general and administrative expenses will continue to increase in the future but decrease as a percentage of revenue over time as our membership base and related revenue increases.

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

We believe that the following policies involve the most judgment and complexity:

•	Revenue recognition;

•	Software development costs;

•	Income taxes;

•	Valuation of Long-Lived and Intangible Assets, Including Goodwill;

•	Accounting for Acquisitions;

•	Stock-based compensation; and

•	Valuation of Marketable Securities

Valuation of Marketable Securities. The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in the Company’s Condensed Consolidated Balance Sheets. Changes in the fair value of investments impact the Company’s net income only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company’s assessment on whether an investment is other-than-temporarily impaired or not, could change in the future due to new developments or changes in assumptions related to any particular investment.

Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

New Accounting Guidance

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment”. The objective of this Update is to simplify how entities test for goodwill impairment. The amendments in this Update permit an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performing the two-step impairment test is unnecessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard even if its annual test date is before September 15, 2011 (the date on which the revised standard was issued), provided that the entity has not yet issued its financial statements for the period that includes its annual test date. We do not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”, authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Although we will need to modify the presentation of certain information to comply with the requirements of this guidance, we do not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Results of Consolidated Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2011	2010	2011	2010
Revenue	$68,059	$54,788	$178,751	$133,994

Cost and expenses
Fleet operations	43,365	34,616	118,856	89,779
Member services and fulfillment	5,543	4,428	14,681	10,973
Research and development	1,083	830	3,055	2,300
Selling, general, and administrative	15,803	13,971	43,213	36,416
Amortization of acquired intangible assets	956	1,173	3,023	2,275

Total operating expenses	66,750	55,018	182,828	141,743

Income (loss) from operations	1,309	(230)	(4,077)	(7,749)
Interest income	45	10	65	32
Interest expense	(810)	(2,450)	(7,795)	(5,670)
Other income (expense), net	(186)	248	528	502

Income (loss) before income taxes	358	(2,422)	(11,279)	(12,885)
Provision (benefit) for income taxes	(304)	94	(264)	192

Net income (loss)	662	(2,516)	(11,015)	(13,077)
Less: net (income) loss attributable to redeemable noncontrolling interest	(11)	—	1	12

Net income (loss) attributable to Zipcar, Inc.	$651	$(2,516)	$(11,014)	$(13,065)

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.02	$(0.39)	$(0.42)	$(2.77)
Diluted	$0.02	$(0.39)	$(0.42)	$(2.77)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic	38,904,375	6,398,216	26,039,538	4,723,870
Diluted	42,479,718	6,398,216	26,039,538	4,723,870

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	100%	100%	100%	100%

Cost and expenses
Fleet operations	63.7	63.2	66.5	67.0
Member services and fulfillment	8.1	8.1	8.2	8.2
Research and development	1.6	1.5	1.7	1.7
Selling, general, and administrative	23.2	25.5	24.2	27.2
Amortization of acquired intangible assets	1.4	2.1	1.7	1.7

Total operating expenses	98.0	100.4	102.3	105.8

Income (loss) from operations	2.0	(0.4)	(2.3)	(5.8)
Interest income	0.1	0.0	0.0	0.0

Interest expense	(1.2)	(4.5)	(4.4)	(4.2)
Other income (expense), net	(0.3)	0.5	0.3	0.4

Income (loss) income before income taxes	0.6	(4.4)	(6.4)	(9.6)
Provision (benefit) for income taxes	(0.4)	0.2	(0.1)	0.1

Net income (loss)	1.0	(4.6)	(6.3)	(9.7)
Less: Net income (loss) attributable to the noncontrolling interest	0.0	0.0	0.0	0.0

Net income (loss) attributable to Zipcar, Inc.	1.0%	(4.6)%	(6.3)%	(9.7)%

Segments

Our operating segments are the same as our reportable segments. We have identified two reportable segments: North America and the United Kingdom. In both segments, we derive revenue primarily from self-service vehicle use by our members.

The North America segment represented substantially all of our revenue until our acquisition of Streetcar, in the second quarter of 2010. Revenue increased from $44.3 million for the three months ended September 30, 2010 to $56.2 million for the three months ended September 30, 2011 in the North America segment, and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved from $8.6 million to $11.2 million during this period. These improvements are principally a result of growth in membership at the major metropolitan areas and universities in this segment and achieving higher margins based on operational and scale-based efficiencies.

Revenue increased from $10.5 million for the three months ended September 30, 2010 to $11.9 million for the three months ended September 30, 2011 in the United Kingdom segment. During this period, the segment income (loss) before income taxes, which excludes corporate expenses and certain other costs, decreased from break even to a loss of $0.3 million. Revenue in the 2011 period increased in the United Kingdom segment due to increased membership, offset in part by lower spending per member, and the segment income (loss) before income taxes excluding corporate expenses and certain other costs, decreased primarly due to higher vehicle depreciation rates and loss on sale of vehicles due to a weaker used car market in the United Kingdom. Refer to Note 11 to the consolidated financial statements for additional segment information.

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Revenue

	Three Months Ended September 30,		Change
(amounts in thousands)	2011	2010	$	%
Vehicle usage revenue	$58,779	$48,442	$10,337	21.3%
Fee revenue	9,227	6,270	2,957	47.2%
Other revenue	53	76	(23)	-30.3%

Total	$68,059	$54,788	$13,271	24.2%

	Nine Months Ended September 30,		Change
(amounts in thousands)	2011	2010	$	%
Vehicle usage revenue	$153,942	$118,527	$35,415	29.9%
Fee revenue	24,620	15,311	9,309	60.8%
Other revenue	189	156	33	21.2%

Total	$178,751	$133,994	$44,757	33.4%

Total revenue increased 24.2% or $13.3 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Total revenue increased 33.4% or $44.8 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, including $13.7 million attributable to Streetcar, which was acquired in April 2010. Vehicle usage revenue increased primarily due to an increase in reservations associated with new members as well as higher pricing, and for the nine months ended September 30, 2011, a full nine months of Streetcar results compared to the nine months ended September 30 2010, which included Streetcar operations from the date of acquisition on April 20, 2010. Fee revenue is derived from annual membership, application and damage waiver fees. The increase in fee revenue is primarily a result of a higher average member base at September 30, 2011 compared to September 30, 2010 along with higher fees. Our average membership increased to 632,000 for the three months ended September 30, 2011 from 505,000 for the three months ended September 30, 2010 and increased to 598,000 for the nine months ended September 30, 2011 from 436,000 for the nine months ended September 30, 2010, which only included Streetcar from the date of acquisition. Annual fee revenue and application fee revenue are recognized ratably over one and five years, respectively. Revenue per member decreased by $1 to $108 for the three months ended September 30, 2011 from $109 for the comparable period in 2010 and decreased by $6 to $298 for the nine months ended September 30, 2011 from $304 for the comparable period in 2010, primarily due to a decrease in vehicle usage revenue per member resulting from a focus on shifting mix from daily reservations to more profitable hourly reservations. Other revenue is primarily attributable to revenue from our SaaS-based FastFleet offering, our fleet management solution.

Operating Expenses

	Three Months Ended September 30,		Change
(amounts in thousands)	2011	2010	$	%
Fleet Operations	$43,365	$34,616	$8,749	25.3%
Member services and fulfillment	5,543	4,428	1,115	25.2%
Research and development	1,083	830	253	30.5%
Selling, general and administrative	15,803	13,971	1,832	13.1%
Amortization of acquired intangible assets	956	1,173	(217)	-18.5%

Total	$66,750	$55,018	$11,732	21.3%

	Nine Months Ended September 30,		Change
(amounts in thousands)	2011	2010	$	%
Fleet Operations	$118,856	$89,779	$29,077	32.4%
Member services and fulfillment	14,681	10,973	3,708	33.8%
Research and development	3,055	2,300	755	32.8%
Selling, general and administrative	43,213	36,416	6,797	18.7%
Amortization of acquired intangible assets	3,023	2,275	748	32.9%

Total	$182,828	$141,743	$41,085	29.0%

Fleet Operations: Fleet operations expenses increased 25.3% or $8.7 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and increased 32.4% or $29.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, including $12.4 million attributable to Streetcar, which was acquired in April 2010. Fleet operations expenses increased as a result of an increase in the number of vehicles in our fleet. The average number of vehicles in our fleet increased by 1,006 to 9,863 and by 1,250 to 9,047 for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. In addition, cost per vehicle increased 12.5% in the three months ended September 30, 2011 compared to the same period in 2010 primarily due to higher gas prices and lower gains on vehicle sales. Cost per vehicle increased 14.2% for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to higher gas prices and lower gains on vehicle sales. Fleet operations expenses as a percentage of revenue increased slightly to 63.7% from 63.2% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to lower gains on vehicle sales and decreased to 66.5% from 67.0% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to an increase in per vehicle usage levels offset by lower gains on vehicle sales.

Member Services and Fulfillment: Member services and fulfillment costs increased 25.2% or $1.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and 33.8% or $3.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, including $1.3 million attributable to Streetcar, which was acquired in April 2010. Member services and fulfillment costs increased primarily due to an increase in average membership of approximately 127,000 to 632,000 for the three months ended September 30, 2011 from 505,000 for the three months ended September 30, 2010, and an increase in average membership of approximately 162,000 to 598,000 for the nine months ended September 30, 2011 from 436,000 for the nine months ended September 30, 2010. Member services and fulfillment as a percentage of revenue remained flat for both the three and nine months ended September 30, 2011 and 2010 at 8.1% and 8.2%, respectively.

Research and Development: Research and development expenses increased 30.5% or $0.3 million and 32.8% or $0.8 million for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010, primarily as a result of additional headcount related to continued investment in the development and maintenance of our online reservation and fleet management system. Research and development expenses as a percentage of revenue increased slightly to 1.6% for the three months ended September 30, 2011 from 1.5% for the three months ended September 30, 2010 and remained unchanged at 1.7% for the nine months ended September 30, 2011 as compared to the same period in 2010.

Selling, General and Administrative: Selling, general and administrative expenses increased 13.1% or $1.8 million and 18.7% or $6.8 million for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010, including an increase of $2.8 million for the nine months ended September 30, 2011 attributable to Streetcar, which was acquired in April 2010. The increase in selling, general and administrative expenses for the three months ended September 30, 2011 from the comparable period in 2010 was primarily due to an increase in labor and labor-related expenses, including stock compensation expense, of $1.0 million, marketing programs, advertising costs and related discretionary spending of $1.0 million and other general and administrative related expenses of $0.9 million. These increased costs and expenses in the 2011 period were offset by a decrease in legal and professional fees of $1.1 million as compared to the three months ended September 30, 2010, due to the amounts incurred in 2010 primarily in connection with our acquisition of Streetcar and the investigation by the U.K. Office of Fair Trading and the U.K. Competition Commission. The increase in selling, general and administrative expenses for the nine months ended September 30, 2011 from the comparable period in 2010 was primarily due to an increase in labor and labor-related expenses, including stock compensation expense of $4.0 million, marketing programs, advertising costs and related discretionary spending of $2.2 million and other general and administrative related expenses of $3.3 million. These increased costs and expenses in the 2011 period were offset by a decrease in legal and professional fees of $2.7 million as compared to the nine months ended September 30, 2010, due to the amounts incurred in 2010 primarily in connection with our acquisition of Streetcar and the investigation by the U.K. Office of Fair Trading and the U.K. Competition Commission. Selling, general and administrative expenses as a percentage of revenue decreased by 2.3% to 23.2% for the three months ended September 30, 2011 from 25.5% for the comparable period in 2010 and decreased by 3.0% to 24.2% for the nine months ended September 30, 2011 from 27.2% for the comparable period in 2010 primarily due to revenue growth.

Amortization of Acquired Intangible Assets: Acquired intangible assets associated with the Flexcar and Streetcar acquisitions include member relationships, parking spaces, non-compete agreements, tradenames and reservation systems in existence at the time of each acquisition, and are amortized over their estimated useful lives of up to five years based on the pattern in which the economic benefits of the intangible assets are consumed. Amortization of acquired intangible assets decreased $0.2 million for the three months ended September 30, 2011 compared to September 30, 2010 primarily due to lower amortization rates for member relationships. For the nine months ended September 30, 2011 amortization of acquired intangible assets increased $0.7 million compared to the nine months ended September 30, 2010 due to a full nine months of Streetcar amortization in 2011 compared to 2010, which included Streetcar from the date of acquisition on April 20, 2010 slightly offset by lower amortization rates for member relationships.

Interest Income: Interest income remained unchanged for the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010 due to the low yields currently available on low risk investments.

Interest Expense: Interest expense decreased by $1.7 million to $0.8 million for the three months ended September 30, 2011, from $2.5 million for the three months ended September 30, 2010. Interest expense increased by $2.1 million to $7.8 million for the nine months ended September 30, 2011, from $5.7 million for the nine months ended September 30, 2010. This decrease for the three months ended September 30, 2011 compared to 2010 was primarily due to interest savings as a result of the retirement of certain debt in the second quarter of 2011. The increase for the nine months ended September 30, 2011 compared to 2010 was due to debt retirement charges of $3.3 million associated with the retirement of certain debt as noted above as well as a full nine months of interest expense associated with the ABS facility, which was entered into in May 2010.

Other Income (Expense), net: Other income (expense), net decreased by $0.4 million to $(0.2) million for the three months ended September 30, 2011 from $0.2 million for the three months ended September 30, 2010. This decrease is primarily due to the establishment of a reserve for receivables under a certain state energy conservation program. Other income (expense), net was flat for the nine months ended September 30, 2011 compared to 2010 at $0.5 million. During the nine months ended September 30, 2011 we recorded the sale of Zero Emission Vehicle, or ZEV, credits of $0.9 million offset by expense associated with warrants to purchase Series F Convertible Preferred Stock of $0.6 million. Under certain state government regulations, vehicle manufacturers are required to ensure that a portion of the vehicles sold in that state are classified as “zero emission vehicles”. These laws provide for the purchase and sale of excess credits earned. Because we utilize energy efficient vehicles in our business, we were able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

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

Our quarterly key financial and operating metrics and non-GAAP financial measures are as follows:

	For the Three Months Ended September 30,
	2011	2010
Key Financial and Operating Metrics:
Ending members	649,627	521,035
Ending vehicles	9,489	8,541
Usage revenue per vehicle per day	$65	$60
Total revenue per member per period	$108	$109
Cost per new account	$55	$45
Average monthly member retention	97.3%	97.8%
Adjusted EBITDA (in thousands)	$4,567	$2,924

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

•

Total revenue per member per period is derived by dividing the total revenue for the period by the average number of members during that period. The slight decrease in total revenue per member over comparable prior year period is the result of lower usage revenue principally due to a focus on shifting mix from daily reservations to more profitable hourly reservations, partially offset by higher pricing.

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

•

The average monthly member retention is defined as one minus the quotient of the monthly average of members who leave during the quarter divided by the average number of total members for the quarter. Management uses this information to measure its ability to retain existing members. Retention levels have remained relatively stable on a year-on-year basis.

•

Adjusted EBITDA is reconciled to our net income to show the impact of items not reflected. We use this information to assess our profitability or loss from recurring operations, adjusted for certain non-cash expenses.

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)
Reconciliation of adjusted EBITDA
Net income (loss) attributable to Zipcar, Inc.	$651	$(2,516)	$(11,014)	$(13,065)
Non-vehicle depreciation	615	530	1,781	1,424
Amortization	956	1,173	3,023	2,275
Non-vehicle interest expense	31	1,376	5,068	4,007
Interest income	(45)	(10)	(65)	(32)
Preferred stock warrant liability adjustment	—	(31)	724	(12)
Stock compensation	1,115	767	3,069	2,004
Acquisition and integration cost	1,548	1,541	3,537	3,853
Taxes	(304)	94	(264)	192
Zero Emission Vehicle credits	—	—	(861)	—

Adjusted EBITDA	$4,567	$2,924	$4,998	$646

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

Our quarterly supplemental data are as follows (dollars in thousands):

	September 30,	September 30,
	2011	2010
Owned vehicles	4,592	1,692
Capital lease vehicles	1,608	1,632
Operating lease vehicles	3,289	5,217

Ending vehicles	9,489	8,541

Through May 2010, we principally had used a combination of operating leases and capital leases to fund our vehicle fleet. In May 2010, Zipcar Vehicle Financing LLC, or ZVF, a bankruptcy-remote special purpose entity wholly-owned by us, completed the closing of the ABS facility and entered into a base indenture with Deutsche Bank Trust Company Americas as trustee and securities intermediary for the noteholders in the ABS facility. In May 2011, the ABS facility was amended and extended. As a result of the ABS facility, our mix of owned vehicles increased as we purchased vehicles under the ABS facility. The mix of vehicles under capital lease relates principally to our UK operation, which finances its fleet almost exclusively through capital leases. We expect these shifts in our financing strategy will result in higher property and equipment and higher capital lease obligations and vehicle-related debt on our balance sheet as well as a lower per vehicle cost included in cost of fleet operations and higher vehicle-related interest expense.

	For the Three Months Ended
	September 30,
(in thousands)	2011	2010
Established Markets:
Revenue	$39,313	$31,889
Income before tax	$9,061	$7,883

	For the Nine Months Ended
	September 30,
(in thousands)	2011	2010
Established Markets:
Revenue	$100,831	$82,109
Income before tax	$21,081	$16,466

During the three and nine months ended September 30, 2011, revenue for Established Markets grew 23.3% and 22.8%, respectively, from the comparable period in 2010 due to new member additions. Income before tax as a percentage of revenue for the three months ended September 30, 2011 and 2010 was 23.0% and 24.7%, respectively, which primarily reflects lower gains on vehicle sales and higher marketing expenses in the 2011 versus 2010 period. For the nine months ended September 30, 2011 and 2010 income before tax as a percentage of revenue was 20.9%, and 20.1%, respectively.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and have an accumulated deficit of $76.6 million through September 30, 2011. Prior to our IPO, we had financed our operations primarily through the sale of redeemable convertible preferred stock, the issuance of long-term debt, operating and capital lease financings, vehicle related financing and from positive cash flow from operations.

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

On May 11, 2011, we completed the closing of an amendment and extension of the ABS facility. The committed aggregate principal amount of this facility is $50.0 million. ZVF is using this facility to purchase vehicles and then lease them to us. The amended and extended facility has a revolving period of one year, with an amortization period of an additional two years. The interest rate is 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion. As required under the terms of the ABS facility, we purchased an interest rate cap at 3.5% for the entire notional amount of $50.0 million. ZVF’s financial results are consolidated with those of Zipcar since ZVF is a wholly-owned subsidiary of Zipcar.

At September 30, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $93.0 million. Our marketable securities investment portfolio is invested in U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs.

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Condensed cash flows
Net loss	$(11,015)	$(13,077)
Non-cash adjustments	29,071	11,474
Changes in working capital	9,422	8,371

Net cash provided by operating activities, net of acquisition	27,478	6,768

Increase in restricted cash	(3,615)	(9)
Cash paid in business combination, net of transaction costs	—	(7,734)
Purchases of property and equipment	(59,043)	(33,912)
Purchases of available-for-sale securities	(37,250)	—
Other	8,672	5,552

Net cash used in investing activities	(91,236)	(36,103)

Proceeds from issuance of debt	32,683	49,356
Proceeds from issuance of restricted stock	2,500	—
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,831	109,769	—
Payments of principal under capital lease obligations and other debt	(68,782)	(15,423)
Other	1,022	265

Net cash provided by financing activities	77,192	34,198

Effect of exchange rate changes on cash and cash equivalents	(596)	(54)
Net increase in cash and cash equivalents	12,838	4,809
Cash and cash equivalents
Beginning of period	43,005	19,228

End of period	$55,843	$24,037

Operating activities:

Net cash provided by operating activities during the nine months ended September 30, 2011 was $27.5 million primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $18.1 million excluding items such as depreciation, amortization, accretion of warrants, stock-based compensation and other items totaling $29.1 million. Net income after non-cash adjustments includes $0.9 million of other income associated with the sale of certain ZEV credits. Favorable changes in operating assets and liabilities of $9.4 million primarily relate to increases to liabilities and accrued expenses due to increasing costs associated with labor and employee-related expenses and costs related to our operation as a public company as well as to an increase in deferred revenue as a result of an increase in our membership base by over 109,000.

Investing activities:

Cash used in investing activities during the nine months ended September 30, 2011 of $91.2 million was principally due to purchases of property and equipment of $59.0 million primarily under the ABS facility, purchases of marketable securities of $37.3 million and an increase in restricted cash of $3.6 million, partially offset by proceeds from the sale of property and equipment of $9.1 million. The purchases were primarily for incremental and replacement vehicles and in-car equipment to support increased reservations from our growing membership base.

Financing activities:

Cash provided by financing activities during the nine months ended September 30, 2011 of $77.2 million was due to net proceeds from the IPO of $109.8 million, the issuance of debt under the ABS facility, proceeds from the exercise of stock options and warrants as well as the issuance of restricted stock, partially offset by principal payments associated with capital lease obligations and the repayment and retirement of debt obligations.

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

We believe that our current cash, cash equivalents and marketable securities, cash flow from operations and leasing facilities will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods.

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$13,453	$8,075	$4,718	$635	$25
Capital leases	25,343	13,062	12,255	26	—
Debt	50,000	—	50,000	—	—

Total	$88,796	$21,137	$66,973	$661	$25

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

Interest Rate & Credit Risk. We are exposed to changes in interest rates in the normal course of our business as a result of our ongoing investing and financing activities, which affect our debt as well as our cash, cash equivalents and marketable securities and the fair value of those investments. At September 30, 2011, we had unrestricted cash, cash equivalents and marketable securities totaling $93.0 million. These amounts were held for working capital purposes and were invested primarily in government-backed securities. We do not enter into investments for trading or speculative purposes.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements while generating favorable yields under current market conditions. A portion of our cash is managed by external managers within the guidelines of our investment policy.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy requires investments to be U.S. Treasury securities, overnight sweep bank deposits, securities of Federal Agencies and money market investments backed by U.S. Government securities with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to anticipation of credit deterioration and duration management.

Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our debt as of September 30, 2011 comprised ABS debt and capital leases, which totaled $75.3 million. The carrying value of our debt approximated fair value based on the underlying terms and characteristics of those instruments. Substantially all of our capital leases as of September 30, 2011 carry interest at a variable rate. Our ABS debt carries interest at a variable rate and we have entered into an associated interest rate swap agreement to mitigate related interest rate exposure. We did not have any other debt outstanding in which fluctuations in the interest rates would impact us.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 27, 2011, a putative class action lawsuit was filed against us in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleges that our late fees are unlawful penalties. The lawsuit purports to assert claims against us for unjust enrichment, money had and received, for declaratory judgment, and for unfair and deceptive trade practices under Massachusetts General Laws ch. 93A, and requests certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff seeks unspecified amounts of restitution and disgorgement of the revenues and/or profits that we allegedly received from imposing late fees, as well as a declaration that such late fees are void, unenforceable, and/or unconscionable, and an award of treble damages, attorneys’ fees and costs. While we intend to contest the plaintiff’s claims vigorously, neither the outcome of this litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed at this time.

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

We have experienced net losses in each year since our inception and as of September 30, 2011, we had an accumulated deficit of $76.6 million. We expect to incur a net loss for the full year in 2011. We do not know if our business operations will sustain profitability or if we will continue to incur net losses in 2012 and beyond. We expect to incur significant future expenses as we develop and expand our business, which will make it harder for us to maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

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

Any future international operations or expansion efforts may also fail to succeed due to other risks, including:

•	difficulties or delays in acquiring a critical mass of members, vehicles and/or convenient parking locations;

•	different driving expectations and patterns than those in North America and the United Kingdom;

•	different legal and labor practices and customs;

•	the need to adapt our systems and member interfaces for different languages, currencies and financial accounting practices;

•	different data protection and privacy laws;

•	different methods for checking the driving records of new members; and

•	difficulties in staffing and managing new operations.

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

Our success will depend, in part, on our ability to expand our markets and grow our business in response to changing technologies, member needs and competitive pressures. We may seek to grow our business by acquiring or investing in complementary businesses, solutions or technologies or establishing joint ventures. For example, in 2007 we acquired Flexcar, in 2009 we made an equity investment in Catalunya Carsharing, S.A., and in 2010 we acquired Streetcar in London. The identification of suitable investments and acquisitions is difficult, time-consuming and costly, and we may not be able to successfully complete identified transactions. In addition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of any company we acquire. The integration of any acquired company or investment will require, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. This may be challenging depending on the size and other characteristics of the acquisition or investment and the necessity of integrating and retaining personnel with disparate business backgrounds and corporate cultures.These transactions may also involve the entry into geographic or business markets in which we have little or no prior experience. Moreover, the anticipated returns or other benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.

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

Former Streetcar members may not utilize our services at the same level as they have utilized Streetcar’s services in the past or may not remain members of Zipcar.

We have only recently completed the process of converting Streetcar members to the Zipcar system and converting the Streetcar systems in-vehicle systems, administrative systems, and vehicle branding and policies to those of Zipcar. We may not be successful in having those members use our services at the same level as they have utilized Streetcar’s services and some members may not utilize our services at all or may terminate their membership. If a significant number of Streetcar members do not continue to use our services or decrease their use of our services, our financial results will be adversely affected.

A material amount of our assets represent goodwill and intangible assets, and our earnings would be reduced if our goodwill or intangible assets were to become impaired.

As of September 30, 2011, our goodwill and intangible assets, net, represented approximately $106.0 million, or 30.7%, of our total assets, the majority of which is related to our Streetcar acquisition. Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually based on the fair value of the reporting unit. Intangible assets, which relate primarily to the member relationships, parking spaces, trade name, non-compete agreements and technologies acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.

We face residual risks related to the value of vehicles in our fleet that we dispose of through auctions and dealer direct sales and increased costs of acquiring and holding vehicles in our fleet, as well as risks related to potential disruptions in the supply of vehicles and parts, all of which could disrupt our business and harm our financial condition and operating results.

Our approximate average holding period for a vehicle is one to three years. Thereafter, we dispose of these vehicles in lessor auctions, open auctions and by direct sales to dealers. We are not a party to any material contractual repurchase programs or guaranteed depreciation programs with any car manufacturer. Therefore, we carry substantially all of the risk that the market value of a vehicle at the time of its disposition will be less than its estimated residual value at such time. This is known as “residual risk.” For various reasons the used car market for one or more of the vehicle models in our fleet could experience considerable downward pricing pressure. If we are unable to dispose of our vehicles for amounts that are equal to or greater than their estimated residual value, our financial results may be negatively impacted.

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

Our business can expose us to claims for personal injury, death and property damage resulting from the use of our vehicles by our members. For example, a member may be using a vehicle that has worn tires or some mechanical or other problem, including a manufacturing defect, that contributes to a motor vehicle accident that results in a death, serious injury or significant property damage for which we may be liable. In addition, we depend on our members and third-party service providers to inspect the vehicles prior to driving in order to identify any potential damage or safety concern with the vehicle. To the extent that we are found at fault or otherwise responsible for an accident, our insurance coverage would cover losses up to a maximum of $5 million in the United States, which coverage level may not be sufficient to satisfy our entire financial obligations.

We could be negatively impacted if losses for which we do not have third-party insurance coverage increase or our insurance coverages prove to be inadequate.

We do not have third-party insurance coverage for damage to our vehicles, but we do have third-party insurance coverage, subject to limits, for bodily injury and property damage resulting from member accidents involving our vehicles. We account for vehicle damage or the total loss of a vehicle at the time such damage or loss is incurred. Also, because we are responsible for damage to our vehicles, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs. In addition, catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition.

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

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control, which may make it difficult to predict our future performance. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other factors discussed herein, factors that may contribute to the variability of our quarterly results include:

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

•	the effects of natural or other disruptions in our major metropolitan areas, including snow, long periods of rain or other inclement weather patterns, or civil unrest in any of our markets;

•	system interruptions that impair access to our website, key vendors or communication with our vehicles and any related impact on our reputation;

•	our ability to forecast revenues accurately and appropriately plan our expenses;

•	our ability to forecast vehicle damage claims for which we do not have third-party insurance coverage; and

•	the impact of fluctuations in currency exchange rates.

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

We generally experience some effects of seasonality due to increases in travel during the summer months and holidays such as Memorial Day, Thanksgiving and Christmas. Accordingly, the number of vehicle reservations and associated revenue have generally increased at a higher rate during those periods. Our revenue fluctuates due to inclement weather conditions, such as snow or rain storms. In the future this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality and member behavior that we experience may change.

The market for car sharing services is becoming increasingly competitive, and if we fail to compete effectively our business will suffer.

We expect that the competitive environment for our car sharing service will become more intense as additional companies enter our existing markets or try to expand their operations in those markets. Currently, our primary competitors in North America are traditional rental car companies that have established operating car sharing services, which generally have greater name recognition among our target members and greater financial, technical and marketing resources. Secondary competitors include for-profit and not-for-profit companies who provide car sharing services in specific neighborhoods, communities or cities. These secondary competitors may increase the number of vehicles in their fleets or enhance the vehicle offerings in their existing fleets to be more competitive, and additional competitors may enter our markets in North America. Some of our competitors may respond more quickly to new or emerging technologies and changes in driver preferences or requirements that may render our services less desirable or obsolete. These competitors could introduce new solutions with competitive price and convenience characteristics or undertake more aggressive marketing campaigns than ours. We believe that price is one of the primary competitive factors in our market and pricing in our markets is very transparent. Our competitors, some of whom may have access to substantial capital, could compete aggressively with us on the basis of pricing. To the extent that we decrease our pricing as a result of downward pricing by our competitors and are not able to reduce our operating costs, it could have a material adverse impact on our results of operations, as we may lose members and experience a decrease in vehicle reservations.

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

The satisfactory performance, reliability and availability of our reservation system software, website and network infrastructure are critical to our reputation, our ability to attract and retain both existing and potential members and our ability to maintain adequate service levels. Any systems interruption that results in the unavailability of our website or a disruption in our vehicle communications platform could result in negative publicity, damage our reputation and brand and cause our business and operating results to suffer. We may experience temporary system interruptions (either to our website or to the vehicle-on-demand hardware systems in our vehicles) for a variety of reasons, including network failures, power failures, cyber attacks, software errors or an overwhelming number of members or visitors trying to reach our website during periods of strong demand. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Problems faced by our third-party web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely impact the experience of our members.

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

From time to time, our members express dissatisfaction with our service levels, including our vehicle inventory, available reservation times and response time with respect to questions or incidents with our vehicles. Members who return vehicles late, without sufficient gas or in an unclean condition adversely affect other members’ experiences, which can also cause dissatisfaction with our service. To the extent dissatisfaction with our service is widespread or not adequately addressed, our reputation could be harmed, and our efforts to develop Zipcar as a trusted brand would be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain members may be adversely affected.

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

Failure to comply with data protection standards may cause us to lose the ability to offer our members a credit card payment option which would increase our costs of processing vehicle reservations and make our services less attractive to our members, substantially all of whom reserve vehicles with a credit card.

Major payment card issuers have adopted data protection standards and have incorporated these standards into their contracts with us. If we fail to maintain our compliance with the data protection and documentation standards adopted by the major payment card issuers and applicable to us, these issuers could raise the rates they charge us for payment card transactions, impose fines and penalties on us, or terminate their agreements with us, and we could even lose our ability to offer our members a credit card payment option. Substantially all of our members reserve vehicles online with a credit card, and our business depends substantially upon our ability to offer the credit card payment option. Fines, penalties, and increases in the rates charged for payment card transactions could adversely affect our financial results. Any loss of our ability to offer our members a credit card payment option would make our services less attractive to them and hurt our business and cause a loss of revenue. Our administrative costs related to member payment processing would also increase significantly if we were not able to accept credit card payments for vehicle reservations.

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

To date, most state, county and city taxing authorities have not required us or our customers to pay a rental car tax each time a vehiles is reserved. However, there can be no assurance such tax will not be imposed on us and our members in the future. Imposing such tax would have a material adverse affect on our business.

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

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Many of these matters relate to incidents involving our members while driving our vehicles. As we have grown, we have seen a rise in the number of litigation matters against us. For example, in October 2009 we were named in a class action lawsuit, which was dismissed in its entirety in June 2010, and we have recently been named in a similar purported class action lawsuit, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS, filed in the Federal District Court in Massachusetts, alleging that our late fees are unlawful penalties and unfair and deceptive trade practices.We may be subject to other consumer class action lawsuits in the future. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses and terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, hurricanes, volcanoes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas which have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential member data. We may not have sufficient protection or recovery plans in certain circumstances and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide a high quality member experience, such disruptions could negatively impact our ability to run our business, which could have an adverse affect on our operating results.

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

As of September 30, 2011, we had significant net operating loss carryforwards for U.S. federal tax and state tax purposes. The federal net operating loss carryforwards begin to expire in 2019 and certain state net operating loss carryforwards began to expire in 2007. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. We have performed an analysis on the annual limitations and determined that majority of our net operating loss carryforwards are available to reduce future corporate income tax liability. However, future ownership changes could further limit our ability to use these net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

Risks Relating to Our Indebtedness

We have substantial debt and may incur additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of September 30, 2011, we had an aggregate principal amount of debt outstanding of approximately $75.3 million, $25.3 million of which represents vehicle leases of Zipcar with several third parties and $50.0 million of which is directly associated with ZVF, our wholly-owned bankruptcy-remote special purpose entity. ZVF has entered into a securitization program and a variable funding note facility, pursuant to which ZVF can borrow up to $50.0 million from third-party lenders. ZVF has used these borrowed funds to purchase vehicles that it has leased to us. We refer to this vehicle financing line as our ABS facility and expect that over time it will largely replace our existing leasing arrangements.

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

Shares of our common stock were sold in our IPO in April 2011 at a price of $18.00 per share, and our common stock has subsequently traded as high as $31.50. An active, liquid and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	the financial guidance that we provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	fluctuations in our revenue due to decreases in members or member usage of vehicles;

•	changes in estimates of our financial results or recommendations by securities analysts, or our failure to meet such estimates;

•	failure of our car sharing service to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive service offerings or technologies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving us;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

A significant portion of our total outstanding shares may now be sold into the public market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Following the expiration in October 2011 of the lockup agreement associated with our IPO, approximately 27.2 million shares of our common stock may now be sold by our existing stockholders. If these stockholders sell, or the market perceives that the holders of a large number of shares intend to sell shares, the market price of our common stock could decline significantly. In addition, (i) approximately 5.1 million shares subject to outstanding stock options under our stock option plans and (ii) approximately 2.5 million shares reserved for issuance under our 2011 Stock Incentive Plan as of September 30, 2011, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, the price of our common stock could decline substantially.

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

Our stock-based compensation expenses totaled $0.8 million, $1.7 million, $2.8 million and $3.1 during 2008, 2009, 2010 and the nine months ended September 30, 2011, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Our executive officers and directors and their affiliates could have substantial control over us and could delay or prevent a change in corporate control.

As of September 30, 2011, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 42% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the period from July 1, 2011 through September 30, 2011, holders of our warrants exercised warrants to purchase an aggregate of 13,175 shares of our common stock for an aggregate purchase price of $12,912. These securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act , and are deemed restricted securities for purposes of the Securities Act. All instruments representing the issued securities described above included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

Use of Proceeds

On April 19, 2011, we sold 6,666,667 shares of common stock, and selling stockholders sold an aggregate of 4,470,059 shares of common stock, including 1,452,617 shares of common stock pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $18.00 per share. The aggregate offering price for all shares sold by us in the offering was $120,000,006, and the aggregate offering price for all shares sold by the selling stockholders in the offering was $80,461,062. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-167220), which was declared effective by the SEC on April 8, 2011, and a registration statement on Form S-1 (File No. 333-173475) filed pursuant to Rule 462(b) of the Securities Act. This offering has terminated. The managing underwriters were Goldman, Sachs & Co. and J.P. Morgan Securities LLC.

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

ZIPCAR, INC.

/s/ Edward G. Goldfinger
Edward G. Goldfinger
Date: November 4, 2011	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Signatory)