Form 10-K
period 2011-12-31
ZIPCAR INC
filed 2012-03-09
CIK 1131457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35131

ZIPCAR, INC.

(Exact Name of registrant as specified in its charter)

Delaware	04-3499525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25 First Street, 4th Floor, Cambridge, MA	02141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 995-4231

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2011, was approximately $434.0 million (based on the closing price of the registrant’s Common Stock on the Nasdaq Global Select Market on June 30, 2011, of $20.41 per share).

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of February 29, 2012 was 39,672,606.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Report.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2011

PART I

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include expectations regarding: any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any projections or estimates as to market size; factors that may affect our operating results; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A titled “Risk Factors” in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission, or SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Item 1. BUSINESS

Overview

Zipcar operates the world’s leading car sharing network. Founded in 2000, we provide the freedom of “wheels when you want them” to over 673,000 members, whom we refer to as Zipsters. We operate our membership-based business in 17 major metropolitan areas and on more than 250 college campuses in the United States, Canada, the United Kingdom and Spain. We provide Zipsters with self-service vehicles in conveniently located reserved parking spaces in the neighborhoods where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. Our service is simple and convenient:

•	Join. A prospective member joins at zipcar.com and chooses from several subscription plans. The new member will receive his or her Zipcard within days of signing up.

•

Reserve. The Zipster selects a specific vehicle in a particular location and reserves it for the desired period of time. The reservation, which can be made online, on a mobile device or over the phone, is sent by a wireless signal to the selected Zipcar.

•	Unlock. When the Zipster arrives at the vehicle in its designated parking space, the Zipcar recognizes the member’s unique Zipcard and unlocks the doors.

•	Drive. The Zipster drives away. At the end of the trip, the member returns the Zipcar to its designated parking space and, using the Zipcard, locks the doors.

We believe the benefits to our members extend beyond simplicity and convenience. Zipsters have the flexibility to choose the make, model, type and even the color of the Zipcar they want depending on their specific needs and desires for each trip and the available Zipcars in their neighborhoods. Upon returning the Zipcar, the member simply walks away. The flexibility and affordability of our service, as well as broader consumer trends toward responsible and sustainable living, provide a significant platform for future growth.

Our self-service solution is enabled by our proprietary technology platform, which we specifically designed to manage the complex interactions of real-time, location-based activities inherent in a large scale car sharing operation. Our custom-designed technology supports a fully-integrated set of activities across our rapidly growing operations, including new user application and intake, reservations and keyless vehicle access, fleet management and member management. Our technology also enables us to collect and analyze vast amounts of member usage and fleet operations information to enhance the Zipster experience. On the member side, our system provides car sharing iPhone, Android and “Reserve a Zipcar” Facebook applications, as well as our mobile website, which can be used on smartphones, providing members with increased avenues through which they can make, extend or change reservations. We also provide two-way SMS texting, enabling our vehicles to proactively reach out to members during their reservation via their mobile device to manage their reservation, including instant reservation extension. Zipsters made over four million reservations through our system in 2011 alone.

We initially focused our operations in three metropolitan areas: Boston, New York and Washington, D.C. These markets have since developed into active car sharing markets that continue to grow. We then applied our knowledge and experience from operating in these markets to develop and grow additional markets, such as San Francisco, Los Angeles, Chicago, Baltimore, Providence, Toronto, Vancouver and London. We further increased our geographic footprint to include Seattle, Portland, Atlanta, Philadelphia and Pittsburgh through a merger with Flexcar in 2007. In April 2010, we expanded our operations in the United Kingdom through the acquisition of Streetcar. Our presence in London also serves as our European center of operations and management. We completed the integration of our London operations with those of Streetcar in the fourth quarter of 2011. In February 2012, we acquired a majority interest in Barcelona-based Avancar, the largest car sharing service in Spain.

We intend to continue to grow by increasing awareness and adoption in existing markets, extending the car-sharing concept, expanding into new international and domestic markets, broadening our relationships with existing members and continuing to focus on building relationships with businesses, universities and governmental organizations. We believe our 17 major metropolitan areas have significant potential for growth and that we remain early in the adoption cycle in all of our markets. We currently estimate that over 10 million driving age residents, business commuters and university community members live or work within a short walk of a Zipcar and we expect that as we increase our fleet and our geographic footprint, the number of driving age residents living or working within a short walk of a Zipcar is likely to increase. We have identified more than 100 additional global metropolitan areas and hundreds of universities that would be attractive markets for the adoption of car sharing over time.

New mobility models and technologies are emerging, including peer-to-peer, station-less and one-way car sharing, ridesharing and smart parking. We believe these new models are largely complementary to the car sharing services we offer and view the growth of the mobility category as an opportunity for us to expand our addressable market. These new models and technologies may take us into adjacent services that leverage our brand, technology, experience and membership base and hold compelling long-term growth potential in the mobility space. For example, as we believe that peer-to-peer car sharing has the potential to expand the total addressable market for car sharing, in February 2012, we made a strategic equity investment in Wheelz, Inc., a peer-to-peer car sharing company based in Palo Alto, California, which focuses on providing car sharing services at universities and other campus settings.

Transportation Challenges in Cities and University Communities

The current challenges of transportation in cities and university communities are numerous:

•

For Urban Residents Who Do Not Own Cars. Many urban residents do not own a car and rely heavily on their city’s public transportation infrastructure. However, public transportation does not effectively address all of their transportation needs. Within a city, the resident’s desired destination may not be located near the predetermined route of a subway or bus. Additionally, the resident’s desired travel time often does not coincide conveniently with the fixed and limited schedules of public transportation, and transfers can be inconvenient and time consuming. Errands involving heavy loads, such as bulk grocery shopping or buying furniture, are not well suited for public transportation. Taxi cabs meet the needs of some trips; however, for longer trips or trips that include multiple stops, taxis are expensive and often impractical. Public transportation is also not well suited for travel outside the city, including for short vacations, trips to the beach, shopping in the suburbs or visits to see friends and family. Traditional car rental companies address some of these challenges, but their cars are often inconveniently located, require rental commitments of a day or longer and often include time consuming pick-up and drop-off procedures.

•

For Urban Residents Who Own Cars. Within cities, car owners face numerous challenges. The cost of owning and maintaining a car in urban areas, including parking, gas, taxes, registration, insurance, maintenance and lease payments, is high and continues to increase and a typical car sits idle the vast majority of the time. Many car owners in urban areas have difficulty finding or affording parking garages that are conveniently located near their homes. Some residents park their cars on the street, which frequently requires a permit, subjects the owner to the daily hassles of alternate day street sweeping and the seasonal inconveniences of shoveling snow and snow emergency parking bans. In addition, cars parked on the street are more vulnerable to damage and theft. Lastly, car owners in urban areas may not have the type of vehicle needed for a desired activity, such as a truck for moving furniture.

•

For College and University Students, Faculty and Other Community Residents. University communities face unique challenges in accommodating car owners. University communities frequently have a common goal to optimize public space and minimize campus congestion. Many universities discourage students from parking cars on campus and often do not issue parking permits to freshmen. Even when allowed, parking is often inconvenient due to limited space and can be prohibitively expensive. For those who do not own cars, transportation alternatives are often limited.

•

For Businesses and Government Agencies Located in Cities. Many businesses and government agencies that are located in cities need to provide their employees with transportation alternatives for trips in and around the city, including, for example, meetings with clients, vendors or constituents. Public transportation can be inconvenient and is often impractical when desired destinations are not on public transit routes. Maintaining a dedicated fleet of company or municipal cars is an expensive way to guarantee transportation alternatives for employees. Furthermore, those with a fleet of cars have the additional burden of finding and paying for parking spaces, cleaning and maintaining the vehicles, administering the scheduling system and paying for insurance, among other costs and inconveniences.

Our Solutions

Individual Membership. We offer a simple, effective and sustainable solution that provides Zipsters the freedom of on-demand access to a fleet of vehicles at any hour of the day or night, in their neighborhood or in any of our Zipcar cities and locations, without the costs or hassles of car ownership. Benefits to Zipsters include:

•

Cost-effective alternative to car ownership. Our Zipsters pay only for the time they actually use the vehicle and have no responsibility for the additional costs and hassles associated with car ownership, including parking, gas, taxes, registration, insurance, maintenance and lease payments.

•

Convenience and accessibility of our fleet. Zipcars are interspersed throughout local neighborhoods where they are parked in reserved parking spaces and garages within an easy walk of where our members live and work. Zipsters can book a designated vehicle online, by phone or via their mobile device, unlock the selected vehicle using their Zipcard, and drive away. Because each Zipcar has a designated parking space, members are spared the often time-consuming undertaking of finding an available parking spot.

•

Freedom and control. Unlike public transportation, which operates on fixed routes and schedules, we provide Zipsters with much of the freedom associated with car ownership. Like car owners, Zipsters can choose when and where they want to drive. They also have the added benefit of being able to choose, based upon the readily available Zipcars in their neighborhoods, the make, model, type and even the color of the vehicle they want to drive based on their specific needs and desires for each trip.

•

Responsible and sustainable living. We are committed to providing Zipsters with socially responsible, sustainable alternatives that support the global environment, their communities and city livability. Studies show that car sharing reduces the number of miles driven, the number of vehicles on the road and CO2 emissions.

Zipcar for Universities. We provide college students, faculty, staff and local residents living in or near rural and urban campuses with access to Zipcars. Zipcars are located on over 250 college and university campuses. Our program for universities helps university administrators maximize the use of limited parking space on campus and reduce campus congestion while providing an important amenity for students, faculty, staff and local residents. In some cases, Zipcar is the only automobile transportation available to students, since many traditional rental car services have higher age restrictions.

Zipcar for Business and Zipcar for Government. We offer special programs to businesses, federal agencies and local governments seeking to save money, meet environmental sustainability goals and reduce parking requirements. We offer reduced membership fees and weekday driving rates to employees of companies, federal agencies and local governments that sponsor the use of Zipcars. We have also partnered with residential property managers and developers who provide their commercial and residential tenants with access to Zipcar memberships and Zipcars.

FastFleet. We offer a fleet management solution, known as FastFleet, to organizations that manage their own fleets of vehicles. Through this service, we license our proprietary vehicle-on-demand technology on a software-as-a-service basis to organizations that already manage their own fleets of vehicles. FastFleet enables these organizations to maximize the efficiency and reduce the cost of their own fleets by monitoring and improving per-vehicle utilization levels as well as streamlining the administrative efforts required to manage the vehicle fleet.

Global Trends Supporting Car Sharing

Urbanization. According to the United Nations, the percentage of the world’s population living in cities exceeded 50% in 2010 and is expected to reach 59% by 2030. As population density increases in urban areas, traffic and pollution increase, and public space becomes more difficult to preserve. To address the negative effects of increasing urbanization, local governments are searching for solutions, such as car sharing, to make cities more livable for urban residents.

Affordability. The cost of living in urban areas is high and increasing. We believe urban residents in cities throughout the world are searching for ways to consume goods and services more economically. The costs associated with car ownership make affordable urban living more challenging.

Trends Toward Self-Service and Pay-Per-Use Consumption. Consumers increasingly expect a combination of self-service, on-demand and pay-per-use methods to acquire goods and services. The increased usage of online and mobile services for shopping, banking, travel, entertainment and fashion has heightened consumer interest in accessing goods and services anytime, anywhere and paying only for what they use. We believe that car sharing is a natural extension of this trend in consumer behavior. Many consumers are delaying or foregoing car ownership altogether, viewing it as expensive, inconvenient and inefficient. We believe our leading, first-mover brand position has made us synonymous with pay-per-use mobility and smart consumption.

Focus on Sustainability. We believe an important and growing population of consumers, businesses, universities and governments is motivated to adopt and promote sustainable transportation solutions. Increasing concerns about the lasting negative impacts of increased pollution and the depletion of natural resources underscore the need for transportation solutions that promote sustainable living. Governments are also supporting sustainable living by introducing new regulations for vehicle manufacturers that will reduce greenhouse gas emissions and improve fuel economy.

We believe these global trends will continue for decades and that demand for car sharing services will grow accordingly.

Market Opportunity

We believe that car sharing memberships in our current cities represent a small fraction of the potential global market opportunity, not only because of our ability to increase adoption in existing markets, but also because there are many international and domestic markets with little or no car sharing services. Moreover, while car sharing has existed in many European countries for several years, we believe that the European market in general remains fragmented, with no clear leader. We believe cities with high population densities, strong public transportation infrastructures, significant traffic and parking congestion problems and high costs of car ownership provide the largest opportunities for car sharing solutions. In addition, new mobility models and technologies are emerging, including peer-to-peer, station-less and one-way car sharing, ridesharing and smart parking. We believe these new models are largely complementary to the car sharing services we offer and view the growth of the mobility category as an opportunity for us to expand our addressable market.

Competition

We group our competitors into three classes: car ownership, traditional rental car companies and other providers of car sharing and similar services.

Car Ownership. To compete with car ownership, we must provide a low cost, easy-to-use solution with convenient, around-the-clock vehicle availability. We believe that Zipcars offer the freedom and flexibility of cars on demand without the costs and hassles of car ownership.

Traditional Rental Car Companies. We also compete with traditional rental car companies, which typically have centralized locations near airports and transportation hubs, charge daily rates which exclude the costs of gas and insurance and primarily target business travelers and families on vacation. To offer a competitive alternative to traditional car rental, we intersperse our car locations throughout cities and university campuses within an easy walk of where Zipsters live and work. Our members can reserve Zipcars for as short a period as one hour, and our rates include the costs of gas and insurance.

Other Providers of Car Sharing or Similar Services. In addition to their traditional rental car businesses, Hertz, Enterprise and UHaul have launched separately branded car sharing operations. These companies have long histories operating their core rental car businesses, but none of them has been specifically designed and built as a car sharing network. Therefore, we believe they may have difficulty adapting to a member based service rather than a transaction based service because they do not share many of the key attributes that we believe are essential to succeeding in car sharing, including an integrated and purpose built technology platform, extensive car sharing operating and transactional experience, focus on providing an optimal member experience or brand recognition in the car sharing space.

Our car sharing competitors also include a growing number of for-profit and not-for-profit operators in certain metropolitan areas, such as Chicago, Toronto, Philadelphia, San Francisco, London and other North American and European cities. Most of these competitors operate in only one city, and many lack a critical mass of vehicles to provide a member experience competitive with that of Zipcar. As a result, they do not benefit from the same operational efficiencies and economies of scale and may be less likely to invest in infrastructure to the degree we believe is necessary to remain competitive.

In addition, new mobility models and technologies have emerged more recently in both North America and Europe, such as peer-to-peer, station-less and one-way car sharing, ridesharing and smart parking. While these new models and technologies may be viewed as competitive with our services, we believe they are largely complementary to, rather than competitive with, the car sharing services we provide and represent an expansion of our addressable market.

Our Competitive Differentiators

We believe our current leadership position is based on a number of distinct competitive advantages:

Our First Mover Position, Within and Across Cities. We have over 673,000 members and thousands of Zipcars interspersed throughout the largest car sharing network of cities and vehicle locations in the world. Since our members need different vehicles for different purposes, we provide a broad range of vehicle alternatives to suit their specific needs and desires for each trip. Based upon the readily available Zipcars in their neighborhoods, our members have the flexibility to reserve a hybrid vehicle for fuel efficiency, a pick-up truck or a van to bring new furniture home from the store, a minivan to travel with friends to the beach or a luxury vehicle for a night out on the town. No other car sharing service offers the size and diversity of our Zipcar fleet or operates a network within and across as many cities as we do.

We estimate that most of our members live or work within a five to ten minute walk of a Zipcar. We try to provide convenient access to our fleet of vehicles by interspersing them throughout the cities and university campuses in which we operate. We are able to effectively place our vehicles in our members’ neighborhoods because we have procured thousands of spaces with local parking providers and municipalities. We do not believe any other car sharing or car rental service provides consumers this level of convenient vehicle locations.

In addition to the benefits our members experience from our global car sharing network, we benefit from economies of scale in our cost structure. For example, investments we make in our technology, such as our iPhone and Android applications, can be distributed across our wide membership base and fleet of vehicles.

Low Cost, Word of Mouth Marketing. We have established a broad, diverse and active membership base. For many, becoming a Zipster is about much more than cost-effective transportation solutions; it is about joining an engaged and enthusiastic community that is environmentally aware, socially responsible and committed to sustainable city living and smart consumption. Our membership community actively recruits new members and surveys of our members indicate that a significant percentage of new members learn of Zipcar from existing members. We believe the loyalty and active recruiting among our members creates a network effect and provides us with a powerful competitive advantage.

We believe that most of our members positively and proactively identify with Zipcar because they subscribe to our core values and have incorporated our car sharing services into their everyday lifestyle. We have developed a member relationship approach which attempts to reach people in the early stages of their driving life (i.e., at college or university) and continues to serve them through various life stages thereafter. We believe our members remain with us for an average of close to five years.

A Brand Synonymous with Car Sharing and Smart Consumption. We believe the Zipcar brand embodies our mission of enabling simple and responsible urban living. As with any consumer business, there is an important element of trust and reliability associated with an established brand name. We view our Zipsters as brand ambassadors, and their continued advocacy of our brand is a cornerstone of our success. We have won numerous awards which underscore our powerful brand and reputation. We believe our leading, first-mover brand position has made us synonymous with pay-per-use mobility and smart consumption. We believe our leading position is about enabling new ways people are living their lives. As a leading smart lifestyle brand, Zipcar is at the forefront of enabling people to fulfill their personal mobility needs in smart and efficient ways.

Our Integrated Technology Platform. Our proprietary technology platform was specifically designed for car sharing and has been continually refined and upgraded to optimize the experience of our members. Our technology supports application processing, reservations and keyless vehicle access, fleet management, member management, bill presentment, payment and reporting, which enables us to collect and analyze vast amounts of customer usage and fleet operations data. This technology platform is fully integrated across our web, wireless and mobile interfaces for the benefit of our members, as well as for internal purposes, ensuring a seamless experience across all communication channels. Our systems have been architected modularly and integrated seamlessly to provide a highly flexible, expandable and upgradable infrastructure that can easily scale across global markets.

Our Knowledge Base. Our twelve years of operating experience in new and existing markets is a key advantage. None of our competitors has the benefit of having launched and operated car sharing at a scale in as many cities as we have. Our extensive experience has allowed us to become experts in areas such as member acquisition, member support, fleet mix, vehicle location and key metrics management. We have accumulated years of detailed car sharing data representing millions of member interactions, vehicle reservations and related activities. This database, along with our reporting and business information tools, enables extensive and rapid analysis of member and vehicle usage patterns and supports agile decision-making. This operational experience not only serves as a competitive advantage in our existing markets, but also helps us to effectively launch and expand into new markets. No other car sharing service in the United States has been operating as long as we have.

Our Member Experience. Since our inception, we have focused on optimizing our members’ online, mobile, vehicle and customer support experience. Consumers increasingly expect 24/7 self-service, pay-per-use and on-demand alternatives in many aspects of their daily lives. We provide this alternative for mobility services. All of these consumer services, including our own, were enabled by the rapid emergence of new technologies in recent years, especially high-speed internet and low-cost wireless networks. We have continually focused on technological innovation to better understand and anticipate our members’ needs and to enable us to optimize our members’ experience. Our system provides car sharing iPhone, Android and “Reserve a Zipcar” Facebook applications, as well as our mobile website, providing members with increased avenues through which they can make, extend or change reservations. We also provide two-way SMS texting, enabling our vehicles to proactively reach out to members during their reservation via their mobile device to manage their reservation, including instant reservation extension. Today, nearly half of our reservation activity is conducted through one of our mobile applications.

Our Growth Strategy

We intend to aggressively pursue growth in our business with the following strategies:

Increase Awareness and Adoption in Existing Markets. In addition to our existing members, we estimate that there are currently more than ten million driving age residents in our existing markets within a short walk of a Zipcar. While we do not expect that all of these driving age residents will become members of Zipcar or any other car sharing service, we plan to attract new members through a combination of awareness campaigns, including advertising, member referrals, community events, search engine marketing, public relations and online banner advertising. As we continue to grow our member base, we believe that brand advocacy by our loyal members, along with our physical presence in branded vehicles and parking location signage, will have a compounding effect on the overall awareness of our brand in each market. We believe the growth of social media, such as Facebook, Twitter and foursquare, also positively contributes to our brand awareness through word-of-mouth and viral marketing. As an additional avenue of new member growth, we plan to expand the number of businesses, government agencies and universities we serve within our existing markets.

Expand into New Markets. We intend to expand into new international and domestic markets both organically and through acquisitions and other business combinations and partnerships. In November 2007, we acquired Flexcar, which extended our geographic footprint in North America. In April 2010, we acquired Streetcar, which we believe will establish a base for future expansion opportunities in Europe. Our market expansion strategy is based on our experience and expertise in identifying and expanding into attractive new markets that can support car sharing. We intend to enter additional cities in Europe and Asia through a combination of organic growth, acquisitions, joint ventures, franchise opportunities and other relationships. In 2009, we acquired a minority interest in Avancar, the largest car sharing service in Spain, and in 2011, we exercised our option to increase our percentage ownership in Avancar to a controlling stake of 60%. Domestically, we intend to continue expanding into new markets, including cities that are near our current markets. For example, we recently launched Zipcar in Baltimore, Los Angeles and Providence, which we believe have benefited from our experience, established presence and management infrastructure in the District of Columbia, San Francisco and Boston, respectively.

Leverage Our Network to Broaden Our Relationships with Members. Our members are critical to our success. We actively pursue feedback from our members to better understand and satisfy their needs. We believe continuously improving the member experience translates into longer and more active member relationships. For example, our overnight program, which allows a member to reserve a vehicle during certain periods on weeknights, allows our members to run errands or attend events in the evenings and park the Zipcars around their homes at night before returning them the following morning, all for approximately half the cost of a daily rate. In 2011, we expanded our damage fee waiver program to include a monthly option, significantly increasing the appeal of this program to our members. In early 2012, we began piloting in North America our Zipvan service, building off our successful cargo van service in the United Kingdom. We have also established a commerce and community function and have implemented a new segmentation database to inform our marketing, vehicle location and pricing actions and to improve personalization of the service, while at the same time seeking to drive profitable growth. We will continue to seek ways to leverage our network in order to broaden our product and service offerings and to provide our members with personalized and localized mobility services to meet the unique challenges associated with urban and university lifestyles.

In addition, new mobility models and technologies are emerging, including peer-to-peer, station-less and one-way car sharing, ridesharing and smart parking. We believe these new models are largely complementary to the car sharing services we offer. We view the growth of the mobility category in new directions as an opportunity for us to expand our addressable market. To this end, in February 2012, we made a strategic equity investment in Wheelz. This investment is our first step in the direction of potentially offering a broader array of mobility services and we believe our strong brand and first to scale advantage put us in a unique position to exploit the network effects and business synergies we can bring to peer-to-peer car sharing and to the broader mobility space generally.

Continue to Build Offerings for Businesses and Government Agencies. In October 2011, we were awarded a blanket purchase agreement by the U.S. General Services Administration’s Office of Motor Vehicle Management as a vendor for the Federal government’s Short Term Rental program. As the first car sharing provider to be awarded a blanket purchase agreement under this program, we provide federal agencies with the ability to access our entire fleet of vehicles in all of our major U.S. markets. Through our FastFleet software-as-a-service platform, the technology we use in our core operations is available to businesses and government agencies for the management and administration of their own fleet operations. We have entered into relationships related to our services with a number of municipalities and with government agencies in Boston, New York, Philadelphia, Washington, D.C., Chicago, Wilmington, Delaware and other cities. We have a dedicated marketing group that is targeting additional government agencies and businesses.

Our Technology

We design and build our technology specifically for car sharing with a focus on simplicity and superior membership experience.

Integrated Technology Platform. Our fully-integrated platform centralizes the management of our reservations, member services, fleet operations and financial systems to optimize member experience, minimize costs and leverage efficiencies. Through this platform, we:

•	process new member applications;

•	manage reservations;

•	manage and monitor member interactions;

•	manage billing and payment processing across multiple currencies;

•	manage our car sharing fleet remotely; and

•	monitor and analyze key metrics of each Zipcar such as utilization rate, mileage and maintenance requirements.

Each interaction between members and our Zipcars is captured in our system, across all communication channels, providing us with knowledge we use to improve the experience of our Zipsters and better optimize our business processes. We have built and continue to innovate our technology platform in order to support growth and scalability.

•	Reservation System Software. Our reservation system is built on open source web applications developed by our technology team to process membership applications and enable existing members to reserve Zipcars online, over the phone, using mobile applications on the iPhone or Android platforms, or through a Facebook application. Through our reservation system, members have around-the-clock access to the complete, real-time inventory of Zipcars and can manage all necessary transactions online. Because all of our reservation and member services data is fed back into our centralized Oracle database, we are able to track and analyze aggregated member usage data to better allocate vehicles among locations and improve availability and convenience for our Zipsters.

•

Fleet Administration System Software and Hardware. Managing a widely dispersed fleet of Zipcars requires a comprehensive suite of tools optimized for car sharing. Each Zipcar is equipped with a telematics control unit, including mobile data service, radio frequency identification (RFID) card readers, wireless antennae, wiring harness, vehicle interface modules and transponders for toll systems. This hardware, together with internally developed embedded firmware and vehicle server software, allows us to authorize secure access to our Zipcars from our data centers and provides us with a comprehensive set of fleet management data that is stored in our centralized database.

•

Global Financial System Software. Our global financial system software is also integrated into our technology platform. This module provides us with real-time access to financial information, which improves the accuracy and efficiency of our reporting. In addition, our financial system software allows us to manage multiple currencies and payment processors, providing for accurate billing and timely payment and further gives us the flexibility to scale the system globally. Our financial system software is also built on an Oracle foundation to ensure scalability.

•

Data Centers, Network Access and Security. Our primary data center is located in Somerville, Massachusetts with a secondary data center located in the United Kingdom that can be brought online in the event of a failure at our primary data center. Our data centers store the information contained in our centralized database and host the Zipcar website and web-based applications that we have developed to manage our integrated technology platform. Our data centers and reservation system software maintain real-time communication with encrypted message protocols and credit card data. We use industry-standard commercial antivirus, firewall and patch-management technology to protect and maintain the systems located at our data centers. Our website is designed to be fault-tolerant, with a collection of identical web servers, which provide us with the flexibility to scale our operations. During the 12 months ended December 31, 2011, we processed over four million reservations and our reservation system was available 99.99% of the time.

Commitment to Technology Development. We designed and built our technology with the goal of providing the most convenient, efficient and reliable car sharing service possible. Our iPhone, Android and “Reserve a Zipcar” Facebook applications are examples of how we continue to seek ways to improve and simplify our member experience. We will continue to invest in improving our technology platform to meet the needs of our growing business.

Our Operations and Fleet Management

Efficient operations are a critical element in delivering a high quality member experience. We have designed our Zipcar operations to be scalable through a distributed self-service fleet of vehicles and we continue to make substantial investment in refining, innovating and improving our operations and fleet management systems. We believe that the experience we have gained and continue to accumulate while scaling and operating our network is a key advantage, informing all of our decisions regarding the operation of our existing fleet and services as well as our plans for expansion.

Each of our major metropolitan areas has a fleet manager responsible for planning and coordinating vehicle service and placement of vehicles. The fleet manager has a team of fleet associates, who use our proprietary systems and specialized processes to schedule and perform preventative maintenance and inspections on a regular basis. Our system can also respond to unplanned service issues communicated via our member services escalation system, including repairs. To help manage fleet maintenance and operations, our local fleet managers engage and manage a network of third-party service providers in each major metropolitan market including service shops, parking providers and mobile cleaning vendors.

Our fleet management system integrates vehicle usage data and member feedback with prescribed cleaning and service intervals to generate daily schedules for vendors and technicians who work on cars. Our call center utilizes the same system to troubleshoot vehicle issues with members and seamlessly provide access to another nearby Zipcar if necessary. Our system also provides reporting capability, enabling managers to monitor and compare performance metrics across vehicle types, vendors and fleet teams.

The number and placement of vehicles in our fleet are based upon seasonal demands. As part of our planning process, we forecast fleet requirements by market every month. We generally add vehicles to our fleet to meet expected demand during the spring and summer months and decrease the number of vehicles in our fleet during the winter months. We also have the ability to move vehicles located on university campuses to nearby major metropolitan areas to meet temporary increases in demand. Using a proprietary model based on historical usage trends, we continuously refine and adjust fleet capacity by market.

We plan vehicle purchases for the upcoming fiscal year by market in connection with our business plan objectives. Market plans account for seasonality and model mix. We negotiate a majority of our purchases directly with manufacturers, with the remainder purchased from retail partners. Once vehicles are removed from Zipcar service, vehicles are remarketed either through auction or directly to dealers.

We plan to continue to finance our domestic fleet primarily through the asset-backed vehicle financing model. Amounts borrowed under this facility will be used to purchase vehicles and the facility will be securitized by the vehicles purchased. We believe this financing model will permit us to add new vehicles to our domestic fleet more cost-effectively than with traditional leasing arrangements. We believe that most, if not all, of our future vehicle domestic needs will be met through this asset-backed vehicle financing model.

All of our vehicles are insured for third-party liability to cover our members in the case of an accident. Due to the large number of vehicles in our fleet, we do not carry third-party insurance for collision.

Sales and Marketing

We design our sales and marketing efforts to build a global, active lifestyle brand. Our brand is about more than cars, it is about fun and freedom and improving urban life for our Zipsters and the communities in which they live and work.

Our wide-ranging sales and marketing strategy includes leveraging our passionate Zipsters, out-of-home advertising, local sponsorships, public relations and digital and social media that communicate our brand and grassroots initiatives.

Our marketing “street teams” target potential Zipsters at the local level, marketing block-by-block. For example, on a busy neighborhood sidewalk, our street team set up a campsite complete with grass, tent, sleeping bag, marshmallows and a sign reading “You need a Zipcar for this.”

Our branding has resonated with Zipsters, many of whom serve as brand ambassadors. Many of our new members tell us that they were introduced to Zipcar via word-of-mouth from existing members. We also have a formal referral program that awards driving credit for new member referrals. We use social media to provide Zipsters with the tools to advocate our brand electronically. We have over 97,000 Facebook fans and over 32,000 followers on Twitter. Our employees regularly log into and follow the messages on these social media sites to monitor and understand the sentiment of our members and others who post messages or ask questions using these forms of social media.

Our out-of-home advertising program, principally featuring transit ads, highlights simple messages that communicate the benefits of “wheels when you want them.” We place many of these advertisements in subways and at bus stops near where potential members live and work. These ads are designed both to educate and entertain.

Our marketing efforts are designed to maximize customer lifetime value via a customer lifecycle migration strategy. At the front end of this lifecycle, we acquire younger members through our relationships with universities. These members become acquainted with the benefits and behaviors of car sharing. Upon graduation, many of these Zipsters migrate to the major metropolitan areas we serve, continue their relationship with us and advocate for broad sponsorship of Zipcar membership at their places of work.

Our sales team targets specific businesses based on industry, company size and historical sales data that we maintain on current business customers in our database. We believe this targeted sales approach, supported by an integrated marketing communications program, reduces cost per member acquisition and increases lifetime value.

We partner with other active lifestyle brands that appeal to Zipsters. In 2011, to highlight the financial, health and environmental benefits of car sharing, we launched our fourth Low-Car Diet challenge. More than 30 participants in North America gave up their personally owned vehicles for 30 days and used alternative transportation. The participants estimated they walked more than 2,250 miles, biked almost 4,200 miles, took 1,175 trips on public transit and lost nearly 165 pounds combined, while limiting their combined car use to 126 rides in a Zipcar. The winners of the challenge received custom-made New Balance sneakers, a Jabra gift-pack containing hands-free devices, and a one-year supply of snacks and beverages from popchips, Honest Tea and Zevia All Natural Soda.

We also organize community events where Zipsters can get together and we partner with organizations important to our members such as the Leukemia & Lymphoma Society, New England Shelter for Homeless Veterans, the Pan Mass Challenge, Alameda County Community Food Bank and Meals on Wheels. Our goal is to inspire our Zipsters to share an experience that goes beyond car sharing and work towards the betterment of the communities we serve.

Financial Information

Financial information regarding our reporting segment is contained in Selected Financial Data in Item 6 of Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Financial information regarding revenue and long-lived assets by geographic area is contained in our Consolidated Financial Statements and Note 13 in the related Notes contained in Item 8 of this Annual Report on Form 10-K.

Intellectual Property

We rely primarily on a combination of trademark, trade secret and copyright laws, as well as contractual provisions with employees and third parties, to establish and protect our intellectual property rights. We have registered “Zipcar”, “wheels when you want them” and “FastFleet” and our other trademarks as trademarks in the United States and in certain other countries. Each registered trademark has a duration of ten to 15 years, depending on the date it was registered and the country in which it is registered, and is subject to an unlimited number of renewals for a like period upon continued use and appropriate application. We intend to continue the use of our trademarks and to renew our registered trademarks based upon each trademark’s continued value to us.

Seasonality

We experience some effects of seasonality due to increases in usage during the summer months and on holidays such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and United Kingdom bank holidays. Accordingly, the number of Zipcar reservations and associated revenue have generally been higher during those periods. Our business also is impacted negatively due to inclement weather conditions, such as snow or rain storms.

Employees

As of December 31, 2011, we had 496 full-time employees, including 255 in fleet operations and support, 127 in sales and marketing, 46 in engineering and 68 in general and administrative functions. None of our employees is covered by collective bargaining agreements. We consider our current relationship with our employees to be good. In addition, as of December 31, 2011, we had 229 part-time employees, including 58 in fleet operations and support, 167 in sales and marketing and four in general and administrative functions.

Information Available on the Internet

We maintain a website with the address www.zipcar.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the “Investor Relations / Financial Reports / SEC Filings” section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the SEC. We also make available on our website our corporate governance guidelines, the charters for our audit committee, compensation committee, and nominating and corporate governance committee, our code of business conduct and ethics, which applies to our directors, officers and employees, and our insider trading policy, and such information is available in print and free of charge to any of our shareholders who requests it. In addition, we intend to disclose on our website any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the SEC.

Corporate History and Information

We were incorporated in Delaware in January 2000 as Zipcar, Inc. Our principal executive office is located at 25 First Street, Cambridge, MA 02141 and our telephone number is (617) 995-4231.

Item 1A. Risk Factors

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Business

We have a history of losses, and we may be unable to achieve or sustain profitability.

We have experienced net losses in each year since our inception and as of December 31, 2011, we had an accumulated deficit of $72.7 million. Although we were profitable for the last two quarters of 2011, we incurred a net loss in 2011. We do not know if our business operations will sustain profitability or if we will continue to incur net losses in 2012 and beyond. We expect to incur significant future expenses as we develop and expand our business, which will make it harder for us to maintain future profitability. We may incur significant losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability.

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

Our growth rate may not be sustainable and a failure to maintain an adequate growth rate will adversely affect our business.

Our revenues have grown rapidly since our inception. We may not sustain these high rates of growth in future periods and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, our ability to be profitable will be adversely affected, and we may not have adequate resources to execute our business strategy.

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

Any future international operations or expansion efforts may also fail to succeed due to other risks, including:

•	difficulties or delays in acquiring a critical mass of members, vehicles and/or convenient parking locations;

•	different driving expectations and patterns than those in North America and the United Kingdom;

•	different legal and labor practices and customs;

•	the need to adapt our systems and member interfaces for different languages, currencies and financial accounting practices;

•	different insurance requirements and difficulties in acquiring or maintaining appropriate insurance;

•	different data protection and privacy laws;

•	different methods for checking the driving records of new members; and

•	difficulties in staffing and managing new operations.

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

Our success will depend, in part, on our ability to expand our markets and grow our business in response to changing technologies, member needs and competitive pressures. We may seek to grow our business by acquiring or investing in complementary businesses, solutions or technologies or establishing joint ventures. For example, in 2007 we acquired Flexcar, in 2010 we acquired Streetcar in London and in February 2012, we acquired a controlling interest in Avancar in Barcelona and made a strategic equity investment in Wheelz, Inc., a peer-to-peer car sharing company. The identification of suitable investments and acquisitions is difficult, time-consuming and costly, and we may not be able to successfully complete identified transactions. In addition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of any company we acquire. The integration of any acquired company or investment will require, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. This may be challenging depending on the size and other characteristics of the acquisition or investment and the necessity of integrating and retaining personnel with disparate business backgrounds and corporate cultures. These transactions may also involve the entry into geographic or business markets in which we have little or no prior experience. Moreover, the anticipated returns or other benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.

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

Any of the foregoing could harm our business and operating results.

In connection with other strategic investments, such as our Wheelz investment, we may receive illiquid stock of a third party. If the third party fails to execute on its strategic plan, we may be unable to recover our investment and may be required to record an impairment loss on such investments. Failure to achieve the anticipated benefits of a strategic investment could harm our business and operating results.

Former Streetcar members may not continue to utilize our services at the same level as they utilized Streetcar’s services in the past or may not remain members of Zipcar.

In the fourth quarter of 2011, we completed the process of converting Streetcar members to the Zipcar system and converting the Streetcar systems in-vehicle systems, administrative systems, and vehicle branding and policies to those of Zipcar. Some former Streetcar members are not using our services at the same level as they used Streetcar’s services and some former Streetcar members have not used our services at all or terminated their membership. If a significant number of Streetcar members do not continue to use our services or decrease their use of our services, our financial results will be adversely affected.

A material amount of our assets represent goodwill and intangible assets, and our earnings would be reduced if our goodwill or intangible assets were to become impaired.

As of December 31, 2011, our goodwill and intangible assets, net, represented approximately $104.4 million, or 30.3%, of our total assets, the majority of which is related to our Streetcar acquisition. Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually, or whenever events or changes in circumstances indicate an impairment may exist, based on the fair value of the reporting unit. Intangible assets, which relate primarily to the member relationships, parking spaces, trade name, non-compete agreements and technologies acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.

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

Finally, disruptions in the production of vehicles or parts used in our fleet, such as those caused by the natural disasters in Japan last year, may cause a reduction in supply, and an increase in the cost, of vehicles or parts. Substantial increases in the costs, or a significant delay or sustained interruption in the supply, of fleet vehicles or vehicle parts could adversely affect our ability to maintain our vehicle fleet, negatively affect our revenues and increase our operating expenses.

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

The impact of worldwide economic conditions, particularly in the United States, United Kingdom and other jurisdictions we may enter, including the resulting effect on consumer spending, may adversely affect our business, operating results and financial condition.

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

Our revenues and operating results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control, which may make it difficult to predict our future performance. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other factors discussed herein, factors that may contribute to the variability of our quarterly results include:

•	the impact of worldwide economic conditions, particularly those in the United States, the United Kingdom and other jurisdictions we may enter, and their impact on levels of consumer spending;

•	the high fixed costs inherent in our business, which limit our ability to adjust for period-to-period changes in demand;

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

We generally experience some effects of seasonality due to increases in travel during the summer months and holidays such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and United Kingdom bank holidays. Accordingly, the number of vehicle reservations and associated revenue have generally increased at a higher rate during those periods. Our revenue is impacted negatively by inclement weather conditions, such as snow or rain storms. In the future this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality and member behavior that we experience may change.

The market for car sharing services is becoming increasingly competitive, and if we fail to compete effectively our business will suffer.

We expect that the competitive environment for our car sharing service will become more intense as additional companies enter our existing markets or try to expand their operations in those markets. Currently, our primary competitors in North America are traditional rental car companies that have established operating car sharing services, which generally have greater name recognition among our target members and greater financial, technical and marketing resources. Secondary competitors include for-profit and not-for-profit companies that provide car sharing services in specific neighborhoods, communities or cities. These secondary competitors may increase the number of vehicles in their fleets or enhance the vehicle offerings in their existing fleets to be more competitive, and additional competitors may enter our markets in North America. Some of our competitors may respond more quickly to new or emerging technologies and changes in driver preferences or requirements that may render our services less desirable or obsolete. These competitors could introduce new solutions with competitive price and convenience characteristics or undertake more aggressive marketing campaigns than ours. New mobility models and technologies are emerging, including peer-to-peer, station-less and one-way car sharing and ride sharing. These models and technologies may become competitive with our services. We believe that price is one of the primary competitive factors in our market and pricing in our markets is very transparent. Our competitors, some of whom may have access to substantial capital, could compete aggressively with us on the basis of pricing. To the extent that we decrease our pricing as a result of downward pricing by our competitors and are not able to reduce our operating costs, it could have a material adverse impact on our results of operations, as we may lose members and experience a decrease in vehicle reservations.

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

We depend on third-party service providers to deliver our services to our members. In particular, we rely on a limited number of data center facilities, which are located in the United States and Europe, a U.S. based third-party support service provider to handle many of our routine member support calls and local vendors to manage the cleaning and general maintenance of most of our vehicles. We also rely on third parties to provide gas credit cards in our vehicles for use by our members. We do not control the operation of these providers. If these third-party service providers terminate their relationship with us, or do not provide an adequate level of service to our members, it would be disruptive to our business as we seek to replace the service provider or remedy the inadequate level of service. This disruption could harm our reputation and brand and may cause us to lose members.

If the security of our members’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, or if we fail to comply with applicable U.S. or foreign data protection laws, our reputation or brand may be harmed, and we may be exposed to liability and a loss of members.

Our system stores, processes and transmits our members’ confidential information, including credit card information, driver license numbers and other sensitive data. We rely on encryption, authentication and other technologies licensed from third parties, as well as administrative and physical safeguards, to secure such confidential information. Any compromise of our information security could damage our reputation and brand and expose us to a risk of loss, costly litigation and liability that would substantially harm our business and operating results. We and our third-party data center facilities may not have adequately assessed the internal and external risks posed to the security of our company’s systems and information and may not have implemented adequate preventative safeguards or take adequate reactionary measures in the event of a security incident. In addition, we are subject to a variety of laws and regulations in the United States and abroad that relate to protection of personal data, which are constantly evolving and can be subject to significant change. These existing and proposed laws and regulations can be costly to comply with and failure to comply with them could subject us to claims or other remedies, including fines or demands that we modify or cease existing business practices. Most U.S. states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our members to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand, and it could cause the loss of members.

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

To date, some state, county and city taxing authorities have not required us or our customers to pay a rental car tax each time a vehicle is reserved. However, there can be no assurance such tax will not be imposed on us and our members by these authorities in the future. Imposing such tax would have a material adverse effect on our business.

Failure to adequately protect our intellectual property could substantially harm our business and operating results.

Because our business depends substantially on our intellectual property, including our proprietary vehicle platform system, the protection of our intellectual property rights is crucial to the success of our business. We primarily rely on a combination of trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary, such as the technology used to operate our website, our content and our trademarks. Moreover, policing our proprietary rights is difficult and may not always be effective. In particular, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

We have registered “Zipcar”, “wheels when you want them” and “FastFleet” and our other trademarks as trademarks in the United States and in certain other countries. Competitors have adopted and in the future may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term Zipcar or FastFleet or our other trademarks. From time to time, we have acquired or attempted to acquire Internet domain names held by others when such names were causing consumer confusion or had the potential to cause consumer confusion.

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

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Many of these matters relate to incidents involving our members while driving our vehicles. As we have grown, we have seen a rise in the number of litigation matters against us. For example, in

October 2009 we were named in a class action lawsuit, which was dismissed in its entirety in June 2010. In July 2011, we were named in a similar purported class action lawsuit, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS, filed in the Federal District Court in Massachusetts, alleging that our late fees are unlawful penalties and unfair and deceptive trade practices. We may be subject to other consumer class action lawsuits in the future. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses and terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, hurricanes, volcanoes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism, which may be targeted at metropolitan areas which have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential member data. We may not have sufficient protection or recovery plans in certain circumstances and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide a high quality member experience, such disruptions could negatively impact our ability to run our business, which could have an adverse effect on our operating results.

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

As of December 31, 2011, we had significant net operating loss carryforwards for U.S. federal tax and state tax purposes. The federal net operating loss carryforwards begin to expire in 2021 and certain state net operating loss carryforwards began to expire in 2007. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. We have performed an analysis on the annual limitations and determined that majority of our net operating loss carryforwards are available to reduce future corporate income tax liability. However, future ownership changes could further limit our ability to use these net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

Risks Relating to Our Indebtedness

We have substantial debt and may incur additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of December 31, 2011, we had an aggregate principal amount of debt outstanding of approximately $70.3 million, $22.3 million of which represents vehicle leases of Zipcar with several third parties and $48.0 million of which is directly associated with ZVF, our wholly-owned bankruptcy-remote special purpose entity. ZVF has entered into a securitization program and variable funding note facilities, pursuant to which ZVF can borrow up to $100 million from third-party lenders. ZVF has used these borrowed funds to purchase vehicles that it has leased to us. We refer to these vehicle financing lines as our ABS facility and expect that over time they will largely replace our existing leasing arrangements.

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

ZVF is subject to numerous restrictive covenants and compliance requirements under the agreements governing the ABS facility. For example, at each funding advance, we are required to contribute a proportionate amount of cash to ZVF for the exclusive use of vehicle purchases. The facility agreements include restrictive covenants and compliance requirements with respect to liens, further indebtedness, minimum liquidity amounts, funding ratios, collateral enhancements, vehicle manufacturer mix, timely reporting and payments, use of proceeds, and sale of assets. The covenants in the agreements governing our ABS facility may limit our ability to incur additional indebtedness, limit our capital expenditures and place other restrictions and limitations on how we operate our business.

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

Shares of our common stock were sold in our IPO in April 2011 at a price of $18.00 per share, and our common stock has subsequently traded as high as $31.50 and as low as $12.04. The market price of our common stock could be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales by our existing stockholders of a substantial number of shares of our common stock in the public market, or the threat that substantial sales might occur, could cause the market price of our common stock to decrease significantly. These factors could also make it difficult for us to raise additional capital by selling our common stock.

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

Our stock-based compensation expenses totaled $4.1 million, $2.8 million and $1.7 million during 2011, 2010 and 2009, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Our executive officers and directors and their affiliates could have significant influence over us and could delay or prevent a change in corporate control.

As of December 31, 2011, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 35.5% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease approximately 35,000 square feet of office space. This lease expires on August 31, 2013 with respect to approximately 30,000 square feet and on January 31, 2015 with respect to the balance of the space. We also lease office facilities in the London area totaling approximately 11,000 square feet. The leases for our London area facilities expire on September 1, 2012 and January 3, 2020.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 29, 2012, there were 120 holders of record of Zipcar’s common stock. Our common stock began trading on the Nasdaq Global Market on April 14, 2011 under the symbol “ZIP.”

The following table sets forth for the periods indicated below the high and low sales prices for our common stock, all as reported by the Nasdaq Global Market of the Nasdaq Stock Market LLC.

2012	High	Low
First quarter (through February 29, 2012)	$16.25	$12.90

2011	High	Low
Second quarter (beginning April 14, 2011)	31.50	18.92
Third quarter	25.88	16.50
Fourth quarter	21.41	12.04

Zipcar currently intends to retain any earnings for its use in its business. Zipcar has not paid any cash dividends on its capital stock and does not currently anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on April 14, 2011, the date on which our common stock was first publicly traded, to the close of the last trading day of 2011, in each of (i) our common stock, (ii) the Russell 3000 Index and (iii) a peer group index consisting of the following 12 publicly traded companies: Ancestry.com, Constant Contact, Infospace, iRobot, lululemon, OpenTable, Pandora Media, Rosetta Stone, Shutterfly, Under Armour, United Online and Vistaprint. We created the peer group index for purposes of this graph because no published industry or line-of-business index exists for Zipcar. The companies in the peer group are the same publicly-traded companies our compensation committee uses for purposes of compensation benchmarking and were selected because they have one or more business model characteristics similar to ours, including positive sales growth, similar stage (post-IPO) of business life cycle, strong brand recognition, first mover advantage, providing a strong and recognizable user experience, a large field operations component, international sales and presence, growth strategy focused on both organic and inorganic growth, sustainability focus and multiple sales channels.

Recent Sales of Unregistered Securities

With the exception of the transactions described below, all sales of unregistered securities made by us during the fiscal year ended December 31, 2011 have been previously disclosed on our Quarterly Reports on Form 10-Q.

During the period from October 1, 2011 through December 31, 2011, holders of our warrants exercised warrants to purchase an aggregate of 61,374 shares of our common stock for an aggregate purchase price of $396,312.

These securities were issued in reliance on the exemption provided by Section 4(2) of the Securities Act, and are deemed restricted securities for purposes of the Securities Act. All instruments representing the issued securities described above included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

Use of Proceeds

In April 2011, we completed our initial public offering of common stock, or IPO, pursuant to a registration statement on Form S-1 (File No. 333-167220), which the SEC declared effective on April 8, 2011, and a registration statement on Form S-1 (File No. 333-173475) filed pursuant to Rule 462(b) of the Securities Act.

We raised a total of $108.3 million in net proceeds in the IPO. We have used $51.4 million of these net proceeds to repay certain indebtedness. None of these repayments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates, and none of such payments were direct or indirect payments to others. The remaining net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

Item 6. Selected Financial Data

You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheets data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010 (2)	2009	2008	2007 (1)
	(in thousands, except share and per share data)
Revenue	$241,649	$186,101	$131,182	$105,969	$57,818
Cost and expenses
Fleet operations	159,185	122,634	93,367	84,199	50,033
Member services and fulfillment	19,460	15,114	10,414	7,580	4,379
Research and development	3,948	3,170	2,314	1,549	904
Selling, general, and administrative	57,117	49,172	29,973	25,324	16,204
Amortization of acquired intangible assets	3,892	3,414	990	1,226	219

Total operating expenses	243,602	193,504	137,058	119,878	71,739

Loss from operations	(1,953)	(7,403)	(5,876)	(13,909)	(13,921)
Other income (expense)
Interest income	128	47	60	429	1,387
Interest expense	(8,634)	(8,185)	(2,457)	(1,603)	(2,070)
Other, net	3,041	1,731	3,690	568	160

Loss before income taxes	(7,418)	(13,810)	(4,583)	(14,515)	(14,444)
(Benefit) provision for income taxes	(270)	311	84	—	—

Net loss	(7,148)	(14,121)	(4,667)	(14,515)	(14,444)
Less: net (income) loss attributable to redeemable noncontrolling interest	(4)	(4)	23	—	—

Net loss attributable to Zipcar, Inc.	$(7,152)	$(14,125)	$(4,644)	$(14,515)	$(14,444)

Net loss attributable to common stockholders per share:
Basic and Diluted	$(0.24)	$(2.74)	$(2.23)	$(7.15)	$(7.51)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic and Diluted	29,379,940	5,148,559	2,083,943	2,028,986	1,923,145

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$61,658	$43,005	$19,228	$21,099	$7,482
Total assets	344,538	248,928	89,907	87,926	103,707
Deferred revenue	24,028	17,912	12,908	9,870	6,081
Redeemable convertible preferred stock warrant	—	478	400	144	195
Notes payable and capital lease obligation	70,275	94,063	15,212	16,956	20,384
Redeemable convertible preferred stock	—	116,683	95,715	95,715	95,715
Total stockholders’ equity (deficit)	221,450	(5,301)	(47,363)	(45,018)	(31,068)

(1)	In 2007, the Company acquired Flexcar (see Note 3 to the Consolidated Financial Statements).
(2)	In April 2010, the Company acquired Streetcar (see Note 3 to the Consolidated Financial Statements).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview

Zipcar operates the world’s leading car sharing network. We operate our membership-based business with approximately 8,900 vehicles in 17 major metropolitan areas and on more than 250 college campuses in the United States, Canada, the United Kingdom and Spain. Our car sharing service provides more than 673,000 members with cars on demand in reserved parking spaces within an easy walk of where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. We offer our solution to individuals, universities, businesses and government agencies.

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

Our revenue has grown to $241.6 million in 2011 from $57.8 million in 2007. From our inception through December 31, 2011, a substantial portion of our revenue was generated in North America. As of December 31, 2011, we had an accumulated deficit of $72.7 million. Our business initially requires fleet, marketing and infrastructure investments in each metropolitan area. As markets develop and membership increases, our business benefits from operational efficiencies and economies of scale. Cash flows from our more mature markets are used to fund new and emerging markets as well as investments in our infrastructure.

Although our principal growth has been organic, we have also grown through acquisitions. In April 2010, we expanded our London operations with the acquisition of Streetcar, a car sharing service in the United Kingdom. Streetcar’s revenue for the year ended December 31, 2009 was $23.1 million. In connection with this acquisition, we issued 4.1 million shares of our common stock and warrants to acquire 0.9 million shares of our common stock along with $7.6 million in cash and $5.0 million in notes payable to acquire all of the outstanding capital stock of Streetcar. Upon the closing of our IPO, we repaid these notes. We commenced and completed the integration of our London operations with those of Streetcar during 2011.

On November 1, 2007, we acquired Flexcar, a national operator of car sharing services, in a tax-free stock-for-stock merger by issuing 14.3 million shares of Series F redeemable convertible preferred stock and warrants to acquire 0.2 million shares of our Series F redeemable convertible preferred stock.

In December 2009, we made an equity investment of approximately $0.3 million for a minority ownership stake in Catalunya Carsharing S.A., known as Avancar, the largest car sharing operator in Spain. In December 2010, we loaned $0.4 million to Avancar. This loan had a one-year maturity and included an option to convert the outstanding loan balance into an equity investment in Avancar. In December 2011, we exercised our option to increase our ownership in Avancar to a majority holding of 60%, which was completed in February 2012. In connection with this investment, we funded $1.8 million and also converted our loan of $0.4 million to equity. During the period from December 2014 through December 2015, the remaining Avancar stockholders have a put option to sell their shares to us and we have a call option to purchase all such shares at an agreed price based on a certain multiple of EBITDA as described in the agreement.

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

Our revenue is not concentrated within any one customer or business. Substantially all of our members and customers pay their fees and vehicle usage charges with a credit card. Our revenue is currently derived from the United States, Canada and the United Kingdom.

Fleet Operations

Fleet operations consist principally of costs associated with operating our vehicles such as lease expense, depreciation, parking, fuel, insurance, gain or loss on disposal of vehicles, accidents, repairs and maintenance as well as employee-related costs. Our fuel costs fluctuate as gasoline prices increase or decrease. We expect fleet operation costs to increase as we expand the number of vehicles in our fleet to service an expanding membership base and support future revenue growth. Over time, however, we expect these costs to decline as a percentage of revenue as we achieve increased efficiencies in our operations, as a greater percentage of our markets reach critical mass and vehicle usage levels increase and as a greater portion of our vehicles are financed under our variable funding note facility, which is referred to as the ABS facility.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of labor-related expenses for sales and marketing, administrative, human resources, internal information technology support, legal, finance and accounting personnel, online search and advertising, trade shows, marketing agency fees, public relations and other promotional expenses, professional fees, insurance and other corporate expenses. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines. We expect to continue to invest in sales and marketing activities to increase our membership base and brand awareness. Additionally, we expect that general and administrative expenses will increase as we continue to add personnel to support the growth of our business. We also have incurred and expect to continue to incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. As a result, we expect that our selling, general and administrative expenses will continue to increase in the future but decrease as a percentage of revenue over time as our membership base and related revenue increases.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue Recognition

We recognize revenue only when the following four criteria are met: price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We generate revenue primarily from vehicle usage and membership fees from individuals, university students and faculty, businesses and government agencies. Vehicle usage revenues are recognized as chargeable hours are incurred. Annual membership fees are generally nonrefundable and are deferred and recognized ratably over the one-year period of membership. Membership application fees are recorded as deferred revenue and recognized as revenue over the average life of the member relationship, which we currently estimate to be five years. This estimate is based on several assumptions, including historical retention levels. Any changes to these estimates would increase or decrease our recorded revenue. However, if the average life of the member relationship changed by one year, our revenue in 2011 would not have changed by a material amount. Direct and incremental costs associated with the membership application process, consisting of the cost of driving record checks and the cost of providing membership cards, are deferred and recognized as an expense over the estimated life of the member relationship. Our members have the ability to purchase a damage fee waiver to reduce or eliminate insurance deductible costs in the event of an accident. Damage waiver fees are recorded as revenue ratably over the term for which such waiver coverage applies. Members are charged a fee for returning our vehicles late. Such fees are recorded as revenue at the time the fee is charged, which is at the end of the reservation period. Sometimes new members are offered driving credits as an inducement to joining Zipcar. These driving credits generally expire shortly after a new member joins Zipcar and allow the member to operate our vehicles without paying for the usage of the vehicles until the credits are exhausted. These driving credits are treated as a deliverable in the arrangement and represent a separate unit of accounting since the credits have value on a stand-alone basis with reliable evidence of fair value. Accordingly, a portion of the annual fee received is allocated to such credits, based on relative fair values of each deliverable, and recorded as revenue upon usage of such credits or upon expiration, whichever is earlier. We provide driving credits to existing members for various reasons, including referring a new member. The cost related to such driving credits is estimated based on an average cost per hour and applied to the estimated hours of driving a member is eligible for based on the corresponding credit. This amount is recorded in the consolidated statement of operations in Fleet Operations.

In 2008, we began offering a fleet management solution known as FastFleet by licensing our proprietary vehicle-on-demand technology on a software-as-a-service, or SaaS basis, primarily to local, state and federal government agencies. Customers are generally charged an upfront fee and a monthly fee. Monthly fees are recognized ratably. If upfront fees are charged, then the upfront fees are recorded as deferred revenue and recognized as revenue over the expected customer relationship period commencing from the day the customer is granted access to the system.

Vehicles

Owned vehicles and vehicles held under capital leases are capitalized as part of property and equipment and depreciated over their expected useful lives to estimated residual value. We record the initial cost of the vehicle net of incentives and allowances from manufactures. We must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires us to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. We reevaluate estimated residual values periodically and adjust depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of fleet operations at the time of sale. Actual timing of disposal that is either shorter or longer than the life used for depreciation purposes could result in a loss or gain on sale.

Software Development Costs

We capitalize certain costs of computer software developed or obtained for internal use. These costs relate to the development of new or enhanced functionality of the software. The costs incurred in the preliminary stages of development are expensed as incurred. Once a project has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Accordingly, we use the release date to determine when capitalization ceases for a particular project. These capitalized costs are amortized over the expected software benefit period of three years.

Income Taxes

Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the tax rates anticipated to be in effect when such differences reverse. On a periodic basis, we assess the likelihood that we will be able to recover our deferred tax assets and in doing so we consider the quality and trend of earnings, as well as other relevant factors. A valuation allowance is provided if, based on currently available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. This assessment requires us to make judgments about the likelihood and amounts of future taxable income. To date, we have recorded a full valuation allowance for the entire amount of net deferred tax assets. We will continue to assess the need for a valuation allowance in the future based on the weight of the evidence available. It is reasonably possible we could release some or all of our valuation allowance in the near term. In the quarter in which the valuation allowance is released, it is possible we would record a material tax benefit reflecting the release, which could result in a large favorable impact on our effective tax rate and high earnings per share from net income attributable to Zipcar for such quarter.

We follow the accounting guidance on Accounting for Uncertain Tax Positions and recognize liabilities for uncertain tax positions. We evaluate our tax positions by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit by applicable taxing authorities. If we determine that a tax position will more likely than not be sustained in the event of an audit, then we estimate and measure the tax benefit likely to be realized upon ultimate settlement. Any such estimates are inherently difficult and subjective, as we have to make judgments regarding the probability of various possible outcomes. We had no amounts recorded for any unrecognized tax benefits as of December 31, 2011. Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. As of December 31, 2011, we had not recorded any accrued interest or tax penalties. Our income tax return reporting periods since December 31, 2007 remain open to income tax audit examination by federal and state taxing authorities. In addition, as we have net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments based on the amount of net operating loss generated in those years.

Utilization of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that may occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

We have performed an analysis under Section 382, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and research and development credits carryforward due to ownership changes that have occurred previously. Based on this analysis, we have determined that while ownership changes have occurred during our history, a substantial portion of the net operating losses and credits are available for future utilization.

Valuation of Long-Lived and Intangible Assets, Including Goodwill

Long-lived assets are reviewed for impairment whenever events or changes in circumstances or a triggering event, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated and a charge is recorded. The amount of the impairment is determined to be the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist for the asset, fair value is estimated using discounted expected cash flows attributable to the asset. Significant judgment and estimates are involved in any impairment evaluation and our estimates, including estimates used in determining future cash flows.

We test goodwill for impairment at least annually. We review goodwill for impairment on the last day of our fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. Our assessment is performed at the reporting unit level. Historically the goodwill evaluation for impairment was performed using a two-step process. The first step was to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeded the book value, goodwill was not considered impaired. If the book value exceeds the fair value, the second step of the process was performed to measure the amount of impairment. In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment”, or ASU 2011-08. The objective of ASU 2011-08 is to simplify how entities test for goodwill impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt ASU 2011-08 provided that the entity has not yet issued its financial statements for the period that includes its annual test date. We have chosen to early adopt ASU 2011-08 for year-end December 31, 2011.

We have determined that we have three reporting units: United States of America, United Kingdom and Canada.

The fair value of our U.S. reporting unit, which carries approximately $41.9 million in goodwill associated with the Flexcar acquisition, was assessed for impairment using the new ASU 2011-08 model. Accordingly, we performed a qualitative analysis examining key events and circumstances affecting fair value, such as budget- to- actual performance and consistency of operating margins, and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing our U.S. reporting unit’s goodwill for impairment.

For our U.K. reporting unit, we bypassed qualitative analysis under ASU 2011-08 and assessed goodwill for impairment using the two step model. The process of evaluating goodwill for impairment under the two step model involves the determination of the fair value of our reporting units. The fair value of the reporting units is determined in part by using a discounted future cash flow method, which involves applying appropriate discount rates to estimated cash flows including terminal value that are based on forecasts of revenue, costs and capital requirements. For our U.K. reporting unit, we estimated future revenue growth based on a number of key assumptions, including membership growth, frequency of reservations per member, duration of trips, pricing for existing markets and entry into new markets. Our cost structure assumptions were based on historic trends, modified for inflation and nonrecurring items, and expected operational efficiencies. The estimated terminal value was calculated using the Two-Stage Growth model. The cash flows employed in the discounted cash flow analysis are based on our most recent financial plan and various growth rates have been assumed for years beyond the current financial plan period. We used a discount rate in our analysis that was deemed to be commensurate with the underlying uncertainties associated with achieving the estimated cash flows projected. The fair value determination also includes using a guideline public company method in which the reporting unit is compared to publicly traded companies in the industry group. The companies used for comparison under the guideline public company method were selected based on a number of factors, including but not limited to, the similarity of their industry, growth rate and stage of development, business model, and financial risk.

Based on the analysis, we noted that the fair value of the U.K. reporting unit, which carries approximately $57.8 million in goodwill associated with the Streetcar acquisition, exceeds the carrying value by approximately 10%, indicating no goodwill impairment for the U.K. reporting unit. As referenced above, the analysis incorporates quantitative data and qualitative criteria including new information that can change the result of the impairment test. The most significant assumptions used in the analysis are the discount rate, the terminal value and expected future revenues, gross margins and operating margins. Unfavorable trends in our membership growth, frequency of reservations per member, duration of trips and related pricing could negatively impact our revenue growth and terminal value. If our future costs are materially different from our historic cost trends or if we do not realize operational efficiencies as expected, our expected gross and operating margins could be negatively impacted. Our inability to meet expected results could increase the underlying uncertainties of future projections, thereby causing an increase in our discount rate. Accordingly, unfavorable changes to our assumptions could impact our conclusion regarding whether existing goodwill is impaired and result in a material impact on our consolidated financial position or results of operations. If the fair value of the U.K. reporting unit decreased by over 10%, it could indicate a potential impairment for the reporting unit.

Accounting for Acquisitions

Accounting for acquisitions requires us to recognize and measure identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquired entity. Our accounting for acquisitions involves significant judgments and estimates, including the fair value of certain forms of consideration such as our common stock, preferred stock or warrants, the fair value of acquired intangible assets, which involve projections of future revenues, cash flows and terminal value which are then discounted at an estimated discount rate, the fair value of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives of the assets. The projections are developed using internal forecasts, available industry and market data and estimates of long-term rates of growth for our business. In addition, warrants are valued using assumptions that include expected volatility and expected terms, which are estimates. The impact of prior or future acquisitions on our financial position or results of operations may be materially impacted by the change in or initial selection of assumptions and estimates.

Stock-Based Compensation

Accounting guidance requires employee stock-based payments to be accounted for under the fair value method. Under this method, we are required to record compensation cost based on the fair value estimated for stock-based awards granted over the requisite service periods for the individual awards, which generally equal the vesting periods. We use the straight-line amortization method for recognizing stock-based compensation expense.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective estimates and assumptions. Historically, as a private company, we lacked company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected life assumption is based on the simplified method for estimating expected term for awards that qualify as “plain-vanilla” options. This option has been elected as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

Prior to our IPO in April 2011, the fair value of our common stock was determined on a periodic basis by our board of directors, taking into account our most recent valuations. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. The most significant input into the Black-Scholes option-pricing model used to value our option grants is the fair value of common stock.

Stock options have historically been granted with exercise prices equal to the estimated fair value of our common stock on the date of grant. Commencing in the second quarter 2011, we based fair value on the quoted market price of our common stock. Because there was no public market for our common stock prior to our IPO in April 2011, our Board of Directors determined the fair value of common stock taking into account our most recently available valuation of common stock. In 2008 as well as the first and second quarters of 2009, our Board of Directors determined the fair value of our common stock by using discounted future cash flows under the income method after considering the most recent rounds of financing. Beginning in July 2009 through the date of our IPO, our valuation analysis was prepared using the probability-weighted expected return method as prescribed by the AICPA Practice Aid. Under this methodology, the fair market value of our common stock was estimated based upon an analysis of future values assuming various outcomes. The share value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to our Board of Directors as well as the rights of each share class.

Valuation of Marketable Securities.

Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in our consolidated balance sheets included elsewhere in the Annual Report on Form 10-K. Changes in the fair value of investments impact our net income only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. Our assessment on whether an investment is other-than-temporarily impaired or not, could change in the future due to new developments or changes in assumptions related to any particular investment.

Results of Consolidated Operations

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except share and per share data)
Revenue	$241,649	$186,101	$131,182
Cost and expenses
Fleet operations	159,185	122,634	93,367
Member services and fulfillment	19,460	15,114	10,414
Research and development	3,948	3,170	2,314
Selling, general, and administrative	57,117	49,172	29,973
Amortization of acquired intangible assets	3,892	3,414	990

Total operating expenses	243,602	193,504	137,058

Loss from operations	(1,953)	(7,403)	(5,876)
Other income (expense)
Interest income	128	47	60
Interest expense	(8,634)	(8,185)	(2,457)
Other, net	3,041	1,731	3,690

Loss before income taxes	(7,418)	(13,810)	(4,583)
(Benefit) provision for income taxes	(270)	311	84

Net loss	(7,148)	(14,121)	(4,667)
Less: net (income) loss attributable to redeemable noncontrolling interest	(4)	(4)	23

Net loss attributable to Zipcar, Inc.	$(7,152)	$(14,125)	$(4,644)

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2011		2010		2009
Revenue	100.0%		100.0%		100.0%
Cost and expenses
Fleet operations	65.9		65.9		71.2
Member services and fulfillment	8.1		8.1		7.9
Research and development	1.6		1.7		1.8
Selling, general, and administrative	23.6		26.4		22.8
Amortization of acquired intangible assets	1.6		1.8		0.8

Total operating expenses	100.8		103.9		104.5

Loss from operations	(0.8)		(3.9)		(4.5)
Other income (expense)
Interest income	0.1		0.0		0.0
Interest expense	(3.6)		(4.4)		(1.9)
Other, net	1.3		0.9		2.8

Loss before income taxes	(3.0)		(7.4)		(3.6)
(Benefit) provision for income taxes	(0.1)		0.2		0.1

Net loss	(2.9)		(7.6)		(3.7)
Less: net (income) loss attributable to redeemable noncontrolling interest	0.0		0.0		0.0

Net loss attributable to Zipcar, Inc.	(2.9	) %	(7.6	) %	(3.7)%

Segments

Our operating segments are the same as our reportable segments. We have identified two reportable segments: North America and the United Kingdom. In both segments, we derive revenue primarily from self-service vehicle use by our members. The North America segment represented substantially all of our revenue until the acquisition of Streetcar in 2010. Revenue has grown to $199.3 million in 2011 from $127.5 million in 2009 in the North America segment, and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved to $38.0 million from $15.1 million during this period. These improvements are principally a result of the major metropolitan areas and universities in this segment reaching larger scale and achieving higher operational efficiencies. Revenue has grown to $42.4 million in 2011 from $3.7 million in 2009 in the United Kingdom segment. During this period, the segment loss before income taxes, which excludes corporate expenses and certain other costs, increased from $2.0 million in 2009 to $3.8 million in 2011. Revenue increased in the United Kingdom segment primarily due to the acquisition of Streetcar in April 2010, and the segment loss before income taxes excluding corporate expenses and certain other costs, increased due to the acquisition of Streetcar. Refer to Note 13 to the consolidated financial statements for additional segment information.

Comparison of Years Ended December 31, 2011, 2010 and 2009

Revenue

	Years Ended December 31,			2011 Change		2010 Change
	2011	2010	2009	$	%	$	%
	(amounts in thousands)
Vehicle usage revenue	$207,231	$163,797	$117,553	$43,434	26.5%	$46,244	39.3%
Fee revenue	34,176	22,085	13,503	12,091	54.7%	8,582	63.6%
Other revenue	242	219	126	23	10.5%	93	73.8%

Total	$241,649	$186,101	$131,182	$55,548	29.8%	$54,919	41.9%

Total revenue increased 29.8% or $55.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Vehicle usage revenue increased primarily due to an increase in reservations associated with new members as well as higher pricing and a full year of Streetcar results compared to 2010, which included Streetcar operations from the date of acquisition on April 20, 2010. Fee revenue is derived from annual membership, application and damage waiver fees. The increase in fee revenue is primarily a result of a higher average member base in 2011 compared to 2010 along with higher fees and a strong uptake in our damage waiver offering. Our average membership increased to 615,000 in 2011 from 461,000 in 2010, which only included Streetcar from the date of acquisition. Annual fee revenue and application fee revenue are recognized ratably over one and five years, respectively. Revenue per member decreased by $10 to $392 in 2011 from $402 in 2010, primarily due to a decrease in vehicle usage revenue per member resulting from a focus on shifting mix from daily reservations to more profitable hourly reservations. Other revenue is primarily attributable to revenue from our SaaS-based FastFleet fleet management solution.

Total revenue increased 41.9% in 2010 from 2009, including 17.8% as a result of the Streetcar acquisition in April 2010. Vehicle usage revenue increased primarily due to an increase in reservations associated with new Zipcar members as well as 74,000 members acquired through the Streetcar acquisition, partially offset by lower vehicle usage revenue per member. The increase in fee revenue is primarily a result of a higher average member base in 2010 as compared to 2009. Our average membership increased from 305,000 in 2009 to 461,000 in 2010. Revenue per member decreased by $27 to $402 in 2010 from $429 in 2009, primarily due to a decrease in vehicle usage revenue per member resulting from a focus on shifting mix from daily reservations to more profitable hourly reservations. The increase in other revenue is primarily attributable to revenue from FastFleet.

Operating Expenses

	Years Ended December 31,			2011 Change		2010 Change
	2011	2010	2009	$	%	$	%
	(amounts in thousands)
Fleet Operations	$159,185	$122,634	$93,367	$36,551	29.8%	$29,267	31.3%
Member services and fulfillment	19,460	15,114	10,414	4,346	28.8%	4,700	45.1%
Research and development	3,948	3,170	2,314	778	24.5%	856	37.0%
Selling, general and administrative	57,117	49,172	29,973	7,945	16.2%	19,199	64.1%
Amortization of acquired intangible assets	3,892	3,414	990	478	14.0%	2,424	244.8%

Total	$243,602	$193,504	$137,058	$50,098	25.9%	$56,446	41.2%

Fleet Operations: Fleet operations expenses increased 29.8% or $36.6 million in 2011 compared to 2010 primarily as a result of an increase in the number of vehicles in our fleet. The average number of vehicles in our fleet increased by 1,137 to 9,049 in 2011 compared to 2010. In addition, cost per vehicle increased 13.5% in 2011 compared 2010 primarily due to higher gas prices and lower gains on vehicle sales. Fleet operations expenses as a percentage of revenue remained flat in 2011 at 65.9% compared 2010.

Fleet operations expenses increased 31.3% in 2010 from 2009, including 16.5% as a result of the Streetcar acquisition. Fleet operations expenses increased as a result of an increase in the number of vehicles in our fleet. The average number of vehicles in our fleet increased by 1,820 to 7,912 in 2010 as compared to 2009. Cost per vehicle remained consistent from 2009 to 2010. Fleet operations expenses as a percentage of revenue decreased to 65.9% in 2010 as compared to 71.2% in 2009 due principally to an increase in vehicle usage levels.

Member Services and Fulfillment: Member services and fulfillment costs increased 28.8% or $4.3 million in 2011 compared to 2010 primarily due to an increase in average membership of approximately 154,000 to 615,000 in 2011 from 461,000 in 2010. Member services and fulfillment as a percentage of revenue remained flat in 2011 and 2010 at 8.1%.

Member services and fulfillment costs increased 45.1% in 2010 from 2009, including 20.0% as a result of the Streetcar acquisition. Member services and fulfillment costs increased primarily due to an increase in average membership of approximately 156,000 to 461,000 in 2010 from 305,000 in 2009. Member services and fulfillment as a percentage of revenue increased 0.2% to 8.1% in 2010 from 7.9% in 2009.

Research and Development: Research and development expenses increased 24.5% or $0.8 million in 2011 compared to 2010 and increased 37.0% or $0.9 million in 2010 compared to 2009. The increases in 2011 and 2010 are primarily attributable to additional headcount related to continued investment in the development and maintenance of our online reservation and fleet management system. Labor and labor-related costs increased $1.2 million in 2011 as compared to 2010 and $0.5 million in 2010 as compared to 2009. Research and development expenses as a percentage of revenue decreased 0.1% to 1.6% in 2011 compared to 2010 and decreased 0.1% to1.7% in 2010 as compared to 2009.

Selling, General and Administrative: Selling, general and administrative expenses increased 16.2% or $7.9 million in 2011, compared to 2010. The increase in selling, general and administrative expenses in 2011 compared to 2010 was primarily due to an increase in labor and labor-related expenses, including stock compensation expense of $4.8 million, marketing programs, advertising costs and related discretionary spending of $2.6 million and other general and administrative related expenses of $4.4 million. These increased costs and expenses in the 2011 period were offset by a decrease in legal and professional fees of $3.9 million as compared to 2010, due to the amounts incurred in 2010 primarily in connection with our acquisition of Streetcar and the investigation by the OFT and the CC. Selling, general and administrative expenses as a percentage of revenue decreased by 2.8% to 23.6% in 2011 from 26.4% in 2010 primarily due to revenue growth and reduced legal and professional fees associated with the acquisition and regulatory clearance of Streetcar.

Selling, general and administrative expenses increased 64.1% in 2010 compared to 2009, including 18.5% as a result of the Streetcar acquisition. The increase in selling, general and administrative expenses in 2010 from 2009 was primarily due to an increase in labor and labor-related expenses, including stock compensation expense, of $6.6 million, professional fees of $5.9 million and other general and administrative related expenses of $3.5 million. Professional fees were higher in 2010 compared to 2009 primarily due to legal and consulting fees of $4.9 million associated with the acquisition and regulatory clearance of Streetcar and further costs added in preparation for operating as a public company. In addition, marketing programs, advertising costs and related discretionary spending increased $3.2 million in 2010 compared to 2009. Selling, general and administrative expenses as a percentage of revenue increased by 3.6% to 26.4% in 2010 from 22.8% for 2009.

Amortization of Acquired Intangible Assets: Acquired intangible assets associated with the Flexcar and Streetcar acquisitions include member relationships, parking spaces, non-compete agreements, tradenames and reservation systems in existence at the time of each acquisition, and are amortized over their estimated useful lives of up to five years based on the pattern in which the economic benefits of the intangible assets are consumed. For 2011, amortization of acquired intangible assets increased $0.5 million compared to 2010 due to a full year of Streetcar amortization in 2011 compared to 2010, which only included Streetcar from the date of acquisition on April 20, 2010, slightly offset by lower amortization rates for member relationships. Amortization of acquired intangible assets increased $2.4 million in 2010 as compared to 2009, due to the acquisition of Streetcar.

Interest Income: Interest income increased to $0.1million in 2011 as compared to 2010 due to the investment of our IPO proceeds and was flat in 2010 as compared to 2009 due to the low yields available in 2009 on low risk investments.

Interest Expense: Interest expense increased by $0.4 million to $8.6 million in 2011, from $8.2 million in 2010. The increase was due to debt retirement charges of $3.3 million associated with the retirement of certain debt upon the closing of our IPO offset by lower interest expense as a result of the retirement of high-cost debt. Interest expense increased to $8.2 million in 2010 from $2.5 million in 2009 due to interest expense associated with new corporate debt as well as vehicle related debt acquired as part of the Streetcar acquisition and a shift in our domestic fleet financing strategy to the ABS facility in the second half of 2010.

Other Income, net: Other income (expense), net increased by $1.3 million to $3.0 in 2011 compared to 2010. During 2011 we recorded the sale of Zero Emission Vehicle, or ZEV, credits of $3.4 million offset by expense associated with warrants to purchase our Series F Convertible Preferred Stock of $0.6 million and $0.5 million associated with the establishment of a reserve for receivables under a certain state energy conservation program. Under certain state government regulations, vehicle manufacturers are required to ensure that a portion of the vehicles sold in that state are classified as “zero emission vehicles”. These laws provide for the purchase and sale of excess credits earned. Because we utilize energy efficient vehicles in our business, we were able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income. Other income, net decreased to $1.7 million in 2010 from $3.7 million in 2009 primarily attributable to the sale of ZEV credits of $1.2 million in 2010 compared to $3.3 million in 2009.

(Benefit) Provision for Income Taxes: The (benefit) provision for income taxes for the years ended December 31, 2011, 2010 and 2009 were related to state income taxes. We did not report a benefit for federal income taxes in our consolidated financial statements. Instead, the deferred tax asset generated from our net operating loss was offset by a full valuation allowance because it is more likely than not that we may not realize the tax benefits of the net operating loss carryforward. It is reasonably possible we could release some or all of our valuation allowance in the near term. In the quarter in which the valuation allowance is released, it is possible we would record a material tax benefit reflecting the release, which could result in a large favorable impact on our effective tax rate and a high earnings per share from net income attributable to Zipcar for such quarter.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data and our unaudited statements of operations data as a percentage of revenues for each of the eight quarters in the period ended December 31, 2011. We have prepared the quarterly data on a consistent basis with our audited consolidated financial statements included in this Annual Report on Form 10-K, and the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue	$62,898	$68,059	$61,559	$49,133	$52,107	$54,788	$45,962	$33,244
Cost and expenses
Fleet operations	40,329	43,365	40,525	34,966	32,855	34,616	30,269	24,894
Member services and fulfillment	4,779	5,543	5,067	4,071	4,141	4,428	3,875	2,670
Research and development	893	1,083	1,010	962	870	830	799	671
Selling, general and administrative	13,904	15,803	14,723	12,687	12,756	13,971	13,008	9,437
Amortization of acquired intangible assets	869	956	994	1,073	1,139	1,173	905	197

Total operating expenses	60,774	66,750	62,319	53,759	51,761	55,018	48,856	37,869

Income (loss) from operations	2,124	1,309	(760)	(4,626)	346	(230)	(2,894)	(4,625)
Other income (expense)
Interest income	63	45	11	9	15	10	10	12
Interest expense	(839)	(810)	(4,530)	(2,455)	(2,515)	(2,450)	(2,415)	(805)
Other, net	2,513	(186)	(273)	987	1,229	248	128	126

Income (loss) before income taxes	3,861	358	(5,552)	(6,085)	(925)	(2,422)	(5,171)	(5,292)
(Benefit) provision for income taxes	(6)	(304)	23	17	119	94	62	36

Net income (loss)	3,867	662	(5,575)	(6,102)	(1,044)	(2,516)	(5,233)	(5,328)
Less: Net (income) loss attributable to the noncontrolling interest	(5)	(11)	7	5	(16)	—	4	8

Net income (loss) attributable to Zipcar, Inc.	$3,862	$651	$(5,568)	$(6,097)	$(1,060)	$(2,516)	$(5,229)	$(5,320)

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.10	$0.02	$(0.17)	$(0.95)	$(0.17)	$(0.39)	$(0.95)	$(2.37)
Diluted	$0.09	$0.02	$(0.17)	$(0.95)	$(0.17)	$(0.39)	$(0.95)	$(2.37)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic	39,292,172	38,904,375	32,422,508	6,434,923	6,408,778	6,398,216	5,481,265	2,246,505
Diluted	42,150,756	42,479,718	32,422,508	6,434,923	6,408,778	6,398,216	5,481,265	2,246,505

As a percentage of revenue

	For the Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost and expenses
Fleet operations	64.1%	63.7%	65.8%	71.2%	63.1%	63.2%	65.9%	74.9%
Member services and fulfillment	7.6%	8.1%	8.2%	8.3%	7.9%	8.1%	8.4%	8.0%
Research and development	1.4%	1.6%	1.6%	2.0%	1.7%	1.5%	1.7%	2.0%
Selling, general and administrative	22.1%	23.2%	23.9%	25.8%	24.5%	25.5%	28.3%	28.4%
Amortization of acquired intangible assets	1.4%	1.4%	1.6%	2.2%	2.2%	2.1%	2.0%	0.6%

Total operating expenses	96.6%	98.1%	101.2%	109.4%	99.3%	100.4%	106.3%	113.9%

Income (loss) from operations	3.4%	1.9%	(1.2)%	(9.4)%	0.7%	(0.4)%	(6.3)%	(13.9)%
Other income (expense)
Interest income	0.1%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Interest expense	(1.3)%	(1.2)%	(7.4)%	(5.0)%	(4.8)%	(4.5)%	(5.3)%	(2.4)%
Other, net	4.0%	(0.3)%	(0.4)%	2.0%	2.4%	0.5%	0.3%	0.4%

Income (loss) before income taxes	0.1	0.0	(0.1)	(0.1)	(0.0)	(0.0)	(0.1)	(0.2)
(Benefit) provision for income taxes	0.0%	(0.4)%	0.0%	0.0%	0.2%	0.2%	0.1%	0.1%

Net income (loss)	6.1%	1.0%	(9.1)%	(12.4)%	(2.0)%	(4.6)%	(11.4)%	(16.0)%
Less: Net (income) loss attributable to the noncontrolling interest	(0.0)	(0.0)	0.0	0.0	(0.0)	—	0.0	0.0

Net income (loss) attributable to Zipcar, Inc.	6.1%	1.0%	(9.0)%	(12.4)%	(2.0)%	(4.6)%	(11.4)%	(16.0)%

Revenue increased over comparable quarterly periods due to increases in the number of members and associated usage and fee revenue. Sequentially, revenue decreased in the fourth and the first quarters and increased in the second and third quarters, primarily due to the seasonality we experience in our business.

Total operating expenses increased over comparable quarterly periods due to costs associated with increased usage of our vehicles by our members and an associated increase in fleet size.

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

Our quarterly key financial and operating metrics and non-GAAP financial measures are as follows:

	For the Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Key Financial and Operating Metrics:
Ending members	673,257	649,627	604,571	576,914	540,484	521,035	470,320	366,535
Ending vehicles	8,904	9,489	9,480	8,216	8,250	8,541	8,860	6,085
Usage revenue per vehicle per day	$63	$65	$65	$57	$59	$60	$59	$54
Total revenue per member per period	$94	$108	$103	$87	$97	$109	$104	$92
Cost per new account	$54	$55	$70	$53	$49	$45	$66	$55
Average monthly member retention	97.8%	97.3%	97.8%	98.2%	97.9%	97.8%	97.9%	98.3%
Adjusted EBITDA (in thousands)	$5,915	$4,567	$2,316	$(1,885)	$3,575	$2,924	$323	$(2,601)

•

Ending members and vehicles reflect the number of members and vehicles at the end of each period. We use this information to measure our success in growing membership and in tracking our supply of vehicles to meet demand.

•

Usage revenue per vehicle per day is derived by dividing the usage revenue for the period by the average number of vehicles during that period and the number of days in that period. Usage revenue per vehicle per day reflects a combination of pricing and the efficiency of vehicle deployment and usage. The increase in usage revenue per vehicle per day over comparable prior year periods is primarily due to increased usage of our vehicles, a higher mix of hourly versus daily usage and increased pricing.

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

•

The average monthly member retention is defined as one minus the quotient of the monthly average of members who leave during the quarter divided by the average number of total members for the quarter. Management uses this information to measure its ability to retain existing members. Retention levels have historically remained relatively stable.

•

Adjusted EBITDA is reconciled to our net income to show the impact of items not reflected as described above. We use this information to assess our profitability or loss from recurring operations, adjusted for certain non-cash expenses.

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
	(in thousands)
Reconciliation of adjusted EBITDA
Net income (loss) attributable to Zipcar, Inc.	$3,862	$651	$(5,568)	$(6,097)	$(1,060)	$(2,516)	$(5,229)	$(5,320)
Non-vehicle depreciation	595	615	605	561	552	530	476	418
Amortization	869	956	994	1,073	1,139	1,173	905	197
Non-vehicle interest expense	29	31	3,693	1,345	1,379	1,376	1,914	717
Interest income	(63)	(45)	(11)	(9)	(15)	(10)	(10)	(12)
Preferred stock warrant liability adjustment	—	—	550	174	90	(31)	(41)	60
Stock compensation	1,039	1,115	940	1,014	770	767	686	551
Acquisition and integration cost	2,090	1,548	1,090	898	1,774	1,541	1,560	752
Taxes	(6)	(304)	23	17	119	94	62	36
Zero Emission Vehicle credits	(2,500)	—	—	(861)	(1,173)	—	—	—

Adjusted EBITDA	$5,915	$4,567	$2,316	$(1,885)	$3,575	$2,924	$323	$(2,601)

	For the Year Ended
	December 31,
	2011	2010
	(in thousands)
Reconciliation of adjusted EBITDA
Net loss attributable to Zipcar, Inc.	$(7,152)	$(14,125)
Non-vehicle depreciation	2,376	1,976
Amortization	3,892	3,414
Non-vehicle interest expense	5,098	5,386
Interest income	(128)	(47)
Preferred stock warrant liability adjustment	724	78
Stock compensation	4,108	2,774
Acquisition and integration cost	5,626	5,627
Taxes	(270)	311
Zero Emission Vehicle credits	(3,361)	(1,173)

Adjusted EBITDA	$10,913	$4,221

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

Our quarterly vehicle data is as follows:

	For the Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Owned vehicles	4,429	4,592	3,684	2,424	2,011	1,692	545	113
Capital lease vehicles	1,517	1,608	1,621	1,509	1,700	1,632	1,703	586
Operating lease vehicles	2,958	3,289	4,175	4,283	4,539	5,217	6,612	5,386

Ending vehicles	8,904	9,489	9,480	8,216	8,250	8,541	8,860	6,085

Through May 2010, we principally had used a combination of operating leases and capital leases to fund our vehicle fleet. In May 2010, Zipcar Vehicle Financing LLC or ZVF, a bankruptcy-remote special purpose entity wholly-owned by us, completed the closing of the original series of variable funding notes, or the 2010 Series, under our ABS facility. In May 2011, the 2010 Series was amended and extended. On December 29, 2011, ZVF issued a new series of variable funding notes, which we refer to as the 2011 Series, pursuant to our ABS facility. As a result of the ABS facility, our mix of owned vehicles increased in 2011 and 2010 as we purchased vehicles under such facility. The mix of vehicles under capital lease relates principally to our UK operation, which finances its fleet almost exclusively through capital leases. We expect these shifts in our financing strategy will result in higher property and equipment and higher capital lease obligations and vehicle-related debt on our balance sheet as well as a lower per vehicle cost included in cost of fleet operations and higher vehicle-related interest expense.

We have provided further financial information with respect to a combination of four markets: Boston, New York, San Francisco and Washington, D.C., together referred to as “Established Markets”. The Established Markets represent the first four cities that Zipcar entered during the period from 2000 to 2005. We believe it is helpful for investors and analysts to understand the revenue and income before tax in the Established Markets because these trends over time indicate what we may achieve as we grow in our less developed markets. Income before tax from Established Markets includes all costs associated with our operations in those markets, including market-related advertising, public relations expenses and an allocation of the costs of operating of the member services contact center. Corporate costs and overhead are not allocated to our Established Markets.

Our quarterly Established Markets data is as follows:

	For the Three Months Ended
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
	(in thousands)
Established Markets:
Revenue	$35,595	$39,313	$34,424	$27,094	$29,134	$31,889	$27,639	$22,581
Income before tax	$9,932	$9,061	$7,461	$4,559	$6,584	$7,883	$5,433	$3,150

During 2011, growth of revenue for Established Markets on a year-on-year basis grew at an average of 22%, while income before tax grew at an average of 37%. Income before tax tends to be lowest as a percentage of revenue in the first quarter of the year for seasonality reasons, driven both by weather and the relative absence of significant holidays.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and have an accumulated deficit of $72.7 million through December 31, 2011. We have financed our operations primarily through the sale of redeemable convertible preferred stock, sale of common stock in connection with our IPO, proceeds from the exercise of stock options and restricted stock, the issuance of long-term debt, operating and capital lease financings, vehicle related financing and from positive cash flow from operations. At December 31, 2011, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $100.3 million and $52 million available for borrowing under the ABS facility. Our marketable securities investment portfolio is invested in U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs. We believe that our current cash and cash equivalents, investments, cash flow from operations and funds available under our ABS and leasing facilities will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

On April 19, 2011, we closed our IPO of 11,136,726 shares of common stock at an offering price of $18.00 per share, of which 6,666,667 shares were sold by us and 4,470,059 shares were sold by selling stockholders, including 1,452,617 shares pursuant to the underwriters’ option to purchase additional shares, resulting in net proceeds to us of approximately $111.6 million, after deducting underwriting discounts. Upon the closing of the IPO, we used $51.4 million of the proceeds to repay all outstanding balances including interest as of the payment date associated with the following debt:

•	Loan and security agreement with Lighthouse Capital Partners VI, L.P.;

•	Second loan and security agreement with Pinnacle Ventures L.L.C.;

•	Third loan and security agreement with Lighthouse Capital Partners VI, L.P. and Pinnacle Ventures L.L.C.;

•	Notes issued to certain former shareholders of Streetcar in connection with our acquisition; and

•	Notes issued to Goldman, Sachs & Co., in connection with the 2010 Series under our ABS facility.

In May 2011, we completed the closing of an amendment and extension of the 2010 Series. The committed aggregate principal amount of the 2010 Series is $50.0 million, of which $48.0 million was outstanding as of December 31, 2011. The amended and extended 2010 Series has a revolving period of one year, with an amortization period of an additional two years and an interest rate 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion. Additionally, on December 29, 2011, ZVF issued the 2011 Series in the principal amount of $50.0 million. The 2011 Series has a revolving period of one year followed by an amortization period of two years and an interest rate 2.0% per annum above the cost of funds which approximates the 30-day commercial paper rate payable to conduit investors in addition to up to 0.85% per annum on the undrawn portion. As of December 31, 2011, nothing was outstanding under the 2011 Series. We expect that ZVF will continue to use the ABS facility to purchase vehicles.

	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Condensed cash flows
Net loss	$(7,148)	$(14,121)	$(4,667)
Non-cash adjustments	39,374	17,776	7,589
Changes in working capital	2,725	9,555	3,492

Net cash provided by operating activities, net of acquisition	34,951	13,210	6,414

(Increase) decrease in restricted cash	(3,261)	1,395	(4,045)
Cash acquired (paid) in business combination, net of transaction costs	—	(7,735)	—
Purchases of property and equipment	(60,520)	(42,376)	(6,755)
Purchases of available-for-sale securities	(51,665)	—	—
Proceeds from the sale of available-for-sale securities	12,955	—	—
Other	14,849	8,139	2,081

Net cash used in investing activities	(87,642)	(40,577)	(8,719)

Proceeds from issuance of debt	32,682	51,456	4,000
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,831	109,769	—	—
Proceeds from sale of Series G Preferred Stock, net of costs	—	20,935	—
Payments of principal under capital lease obligations and other debt	(76,656)	(21,623)	(3,750)
Other	5,845	298	83

Net cash provided by financing activities	71,640	51,066	333

Effect of exchange rate changes on cash and cash equivalents	(296)	78	101
Net increase in cash and cash equivalents	18,653	23,777	(1,871)
Cash and cash equivalents
Beginning of period	43,005	19,228	21,099

End of period	$61,658	$43,005	$19,228

Operating activities:

Net cash provided by operating activities was $35.0 million in 2011 primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $32.2 million excluding items such as depreciation, amortization, loss on disposal of fixed assets, stock-based compensation, accretion of warrants, and other items totaling $39.4 million. Favorable changes in operating assets and liabilities of $2.7 million primarily relate to increases to liabilities and accrued expenses due to increasing costs associated with labor and employee-related expenses and costs related to our operation as a public company as well as to an increase in deferred revenue as a result of an increase in our membership base by over 132,000 offset by a temporary increase in accounts receivable associated with integration of Streetcar members to the Zipcar system as well as an increase in other assets associated with amounts due to us related to the sale of ZEV credits in the fourth quarter. Net cash provided by operating activities was $13.2 million in 2010 primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $3.7 million excluding non-cash items such as depreciation, amortization, accretion of warrants, stock-based compensation and other items totaling $17.8 million. Net income after non-cash adjustments includes $1.2 million of other income associated with the sale of certain ZEV credits. Favorable changes in operating assets and liabilities of $9.6 million primarily relate to increases to liabilities and accrued expenses due to costs associated with labor and employee-related expenses, professional fees primarily related to the CC’s review of the Streetcar acquisition, and costs resulting from a larger fleet of vehicles. Favorable change from 2010 to 2011 was also due to an increase in deferred revenue as a result of an increase in our membership base by over 117,000 in the same period, excluding members acquired through the Streetcar acquisition. Net cash provided by operating activities was $6.4 million in 2009 primarily due net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $2.9 million excluding non-cash items such as depreciation, amortization, accretion of warrants, stock-based compensation and other items totaling $7.6 million. Net income after non-cash adjustments includes $3.3 million of other income associated with the sale of certain ZEV credits. Changes in working capital related to $2.9 million in deferred revenue as a result of an increase in our membership base by over 91,000 members from 2009 to 2010.

Investing activities:

Cash used in investing activities in 2011 of $87.6 million was principally due to purchases of property and equipment of $60.5 million primarily under the ABS facility, purchases of marketable securities of $51.7 million and an increase in restricted cash of $3.3 million, partially offset by proceeds from the sale of property and equipment of $14.9 million. The purchases were primarily for incremental and replacement vehicles and in-car equipment to support increased reservations from our growing membership base. Cash used in investing activities in 2010 of $40.6 million was primarily due to purchases of property and equipment of $42.4 million under the ABS facility and cash paid for the acquisition of Streetcar of $7.7 million, partially offset by proceeds from the sale of property and equipment of $8.4 million and a decrease in restricted cash of $1.4 million. Cash used in investing activities in 2009 was due to purchases of property and equipment and a $4.0 million increase in restricted cash. The purchases were primarily for vehicles and in-car equipment to support increased reservations from our growing membership base. Increases in restricted cash relate to cash pledged to support letters of credit in connection with additional vehicle lease lines and collateral enhancement for ZVF. These were partially offset by proceeds from sale of property and equipment related to a sale-leaseback transaction involving certain vehicles.

Financing activities:

Cash provided by financing activities in 2011 of $71.6 million was due to net proceeds from the IPO of $109.8 million, the issuance of debt under the 2010 Series of the ABS facility of $32.7 million, proceeds from the exercise of stock options and warrants as well as the issuance of restricted stock of $5.8 million, partially offset by principal payments associated with capital lease obligations and the repayment and retirement of debt obligations of $76.7 million. Cash provided by financing activities of $51.1 million in 2010 was due to proceeds from the issuance of debt under our loan and security agreements with two financial institutions, which provided for up to $20 million in term loans, and under the ABS facility, net of costs, as well as the issuance of our Series G redeemable convertible preferred stock, partially offset by principal payments associated with capital lease obligations and other debt obligations. Cash provided by financing activities in 2009 was due to proceeds from the issuance of debt in connection with the loan and security agreements, partially offset by principal payments associated with capital lease obligations and other debt obligations.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(in thousands)
Operating leases	$13,852	$6,755	$4,669	$1,740	$688
Capital leases	22,275	11,367	10,692	216	—
Debt	48,000	—	48,000	—	—

Total	$84,127	$18,122	$63,361	$1,956	$688

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

New Accounting Guidance

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”, or ASU 2011-05, authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Additionally, in December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer the new requirement under ASU 2011-05 to present components of reclassifications of other comprehensive income on the face of the income statement. Companies are still required to adopt the other requirements contained in ASU 2011-05. Although we will need to modify the presentation of certain information to comply with the requirements of this guidance, we do not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business, we are exposed to market risks, including changes in interest rate risk, foreign currency risk, and to a lesser degree, credit risk. We manage these risks through our normal financing and operating activities as well as through hedging instruments. We may also face additional exchange rate risk in the future as we expand our business internationally.

Interest Rate & Credit Risk. We are exposed to changes in interest rates in the normal course of our business as a result of our ongoing investing and financing activities, which affect our debt as well as our cash, cash equivalents and marketable securities and the fair value of those investments. At December 31, 2011, we had unrestricted cash, cash equivalents and marketable securities totaling $100.3 million. These amounts were held for working capital purposes and capital expenditures and were invested primarily in government-backed securities. We do not enter into investments for trading or speculative purposes.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements while generating favorable yields under current market conditions. A portion of our cash and investments are managed by external managers within the guidelines of our investment policy.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy requires investments to be U.S. Treasury securities, overnight sweep bank deposits, securities of Federal Agencies and money market investments backed by U.S. Government securities with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. Our marketable securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. We classify our marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of 12 months or less are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. We may sell certain of our marketable securities prior to their stated maturities for strategic reasons including, but not limited to anticipation of credit deterioration and duration management. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our debt as of December 31, 2011 comprised ABS debt and capital leases, which totaled $70.3 million. The carrying value of our debt approximated fair value based on the underlying terms and characteristics of those instruments. Substantially all of our capital leases as of December 31, 2011 carry interest at a variable rate. Our ABS debt carries interest at a variable rate and we have entered into an associated interest rate swap agreement to mitigate related interest rate exposure. We did not have any other debt outstanding in which fluctuations in the interest rates would impact us. A 10% increase in the variable interest rates in 2011 would have resulted in $0.2 million of additional interest expense in 2011.

We are exposed to concentrations of credit risk in cash and cash equivalents. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy

Foreign Exchange Risk. We are exposed to foreign currency exchange rate risk inherent in revenues, cost, net income and assets and liabilities denominated in currencies other than the U.S. dollar, principally the British pound sterling and the Canadian dollar. The potential change in foreign currency exchange rates, principally the British pound sterling, could impact us. A 10% hypothetical change in the British pound sterling and the Canadian dollar during 2011 would have resulted in a change of $0.8 million to our net loss. Assets and liabilities associated with our U.K. and Canadian subsidiaries are translated to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive gain income on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities. A 10% hypothetical change in the British pound sterling and the Canadian dollar as of December 31, 2011 would have resulted in a change of approximately $8.2 million to our assets and a change of approximately $3.6 million to our liabilities. We view our investment in these foreign operations as long-term and, therefore, in the periods presented we have not entered into any derivative transactions to mitigate the currency effect on our operating results. We have no intention of hedging our foreign exchange risk at this time; however, such exposure to foreign currency exchange rate fluctuations in the future will be evaluated on an ongoing basis. We do not enter into derivatives for trading or other speculative purposes.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of December 31, 2011 and 2010	62
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	63
Consolidated Statements of Redeemable Non-controlling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2011, 2010 and 2009	64
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	65
Notes to Consolidated Financial Statements	66

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Zipcar, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable non-controlling interest, redeemable convertible preferred stock and stockholders’ deficit and cash flows present fairly, in all material respects, the financial position of Zipcar, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 9, 2012

Zipcar, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
	(in thousands , except share and per share data)
Assets
Current assets
Cash and cash equivalents	$61,658	$43,005
Short-term marketable securities	24,788	—
Accounts receivable, net of allowance for doubtful accounts of $738 and $541 as of December 31, 2011 and 2010, respectively	7,452	4,223
Restricted cash	381	900
Prepaid expenses and other current assets	13,665	9,905

Total current assets	107,944	58,033
Long-term marketable securities	13,809	—
Property and equipment, net	103,789	70,917
Goodwill	99,696	99,750
Intangible assets	4,754	8,527
Restricted cash	7,277	3,503
Deposits and other noncurrent assets	7,269	8,198

Total assets	$344,538	$248,928

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$6,069	$6,247
Accrued expenses	20,003	16,594
Deferred revenue	19,369	14,261
Current portion of capital lease obligations and other debt	11,367	26,041

Total current liabilities	56,808	63,143
Capital lease obligations and other debt, net of current portion	58,908	68,022
Deferred revenue, net of current portion	4,659	3,651
Redeemable convertible preferred stock warrants	—	478
Other liabilities	2,313	1,975

Total liabilities	122,688	137,269
Commitments and contingencies (Note 11)
Non-controlling interest	400	277
Redeemable convertible preferred stock, par value $0.001 per share:	—	116,683
Stockholders’ equity (deficit):
Common stock, $0.001 par value: 500,000,000 and 100,000,000 shares authorized at December 31, 2011 and 2010,respectively; 39,655,840 and 6,415,436 shares issued at December 31, 2011 and 2010, respectively	40	6
Additional paid-in capital	294,107	59,647
Accumulated deficit	(72,651)	(65,380)
Accumulated other comprehensive (loss) income	(46)	426

Total stockholders’ equity (deficit)	221,450	(5,301)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$344,538	$248,928

The accompanying notes are an integral part of these consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except share and per share data)
Revenue	$241,649	$186,101	$131,182
Cost and expenses
Fleet operations	159,185	122,634	93,367
Member services and fulfillment	19,460	15,114	10,414
Research and development	3,948	3,170	2,314
Selling, general, and administrative	57,117	49,172	29,973
Amortization of acquired intangible assets	3,892	3,414	990

Total operating expenses	243,602	193,504	137,058

Loss from operations	(1,953)	(7,403)	(5,876)
Other income (expense)
Interest income	128	47	60
Interest expense	(8,634)	(8,185)	(2,457)
Other, net	3,041	1,731	3,690

Loss before income taxes	(7,418)	(13,810)	(4,583)
(Benefit) provision for income taxes	(270)	311	84

Net loss	(7,148)	(14,121)	(4,667)
Less: net (income) loss attributable to redeemable noncontrolling interest	(4)	(4)	23

Net loss attributable to Zipcar, Inc.	$(7,152)	$(14,125)	$(4,644)

Net loss attributable to common stockholders per share:
Basic and Diluted	$(0.24)	$(2.74)	$(2.23)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic and Diluted	29,379,940	5,148,559	2,083,943

The accompanying notes are an integral part of these consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Redeemable Non-controlling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)	Redeemable Non- controlling Interest	Series A, B C,D,E,F, and G Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit	Comprehensive Income (Loss)

		Shares	Value	Shares	Value
Balance at December 31, 2008	$56	46,581,013	$95,715	2,126,021	$2	$1,812	$(461)	$(46,371)	$(45,018)	$—
Exercise of options and warrants to purchase common stock		—	—	86,348	—	83	—	—	83
Stock-based compensation		—	—	—	—	1,692	—	—	1,692
Issuance of warrants to purchase common stock		—	—	—	—	432	—	—	432
Accretion of redeemable non-controlling interest to redemption value	78	—	—	—	—	—	—	(78)	(78)
Cumulative currency translation adjustments		—	—	—	—	—	170	—	170	170
Net loss	(23)	—	—	—	—	—	—	(4,644)	(4,644)	(4,644)

Total comprehensive loss		—	—	—	—	—	—	—	—	(4,474)

Balance at December 31, 2009	111	46,581,013	95,715	2,212,369	2	4,019	(291)	(51,093)	(47,363)
Issuance of common stock and warrants in connection with a business combination		—	—	4,092,771	4	50,732	—	—	50,736
Issuance of Series G redeemable convertible preferred stock, net of offering costs		2,759,527	20,935	—	—	—	—	—	—
Exercise of options and warrants to purchase preferred and common stock		9,908	33	110,296	—	265	—	—	265
Stock-based compensation		—	—	—	—	2,774	—	—	2,774
Issuance of warrants to purchase common stock		—	—	—	—	1,857	—	—	1,857
Accretion of redeemable non-controlling interest to redemption value	162	—	—	—	—	—	—	(162)	(162)
Cumulative currency translation adjustments		—	—	—	—	—	717	—	717	717
Net loss	4	—	—	—	—	—	—	(14,125)	(14,125)	(14,125)

Total comprehensive loss		—	—	—	—	—	—	—	—	(13,408)

Balance at December 31, 2010	277	49,350,448	116,683	6,415,436	6	59,647	426	(65,380)	(5,301)
Issuance of common stock in connection with initial public offering, net of offering costs		—	—	6,666,667	7	108,271	—	—	108,278
Exercise of options and warrants to purchase common stock		—	—	1,308,028	1	3,344	—	—	3,345
Stock-based compensation		—	—	—	—	4,148	—	—	4,148
Issuance of restricted common stock		—	—	173,370	—	937	—	—	937
Conversion of Series F warrants to warrants to purchase common stock		—	—	—	—	1,202	—	—	1,202
Conversion of preferred stock to common stock		(49,350,448)	(116,683)	25,097,901	26	116,657	—	—	116,683
Accretion of redeemable non-controlling interest to redemption value	119	—	—	—	—	—	—	(119)	(119)
Return of common stock held in escrow in connection with a business combination		—	—	(5,562)	—	(99)	—	—	(99)
Cumulative currency translation adjustments		—	—	—	—	—	(468)	—	(468)	(468)
Unrealized gains(losses) on available for sale securities		—	—	—	—	—	(4)	—	(4)	(4)
Net loss	4	—	—	—	—	—	—	(7,152)	(7,152)	(7,152)

Total comprehensive loss		—	—	—	—	—	—	—	—	(7,624)

Balance at December 31, 2011	400	—	—	39,655,840	40	294,107	(46)	(72,651)	221,450

The accompanying notes are an integral part of these consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(7,148)	$(14,121)	$(4,667)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition
Depreciation and amortization	29,140	13,602	5,310
Amortization & accretion of debt related warrants and costs	1,566	1,274	375
Amortization & accretion of marketable securities	52	—	—
Stock-based compensation expense	4,108	2,774	1,692
Loss (gain) on disposal of fixed assets	3,883	48	(45)
Redeemable convertible preferred stock warrant adjustment to fair value	724	78	256
Other noncash (income) expense	(99)	—	—
Changes in operating assets and liabilities
Accounts receivable	(3,303)	(516)	(633)
Prepaid expenses and other assets	(4,750)	(3,776)	(1,429)
Accounts payable	(202)	891	785
Accrued expenses	4,760	8,000	1,864
Deferred revenue	6,220	4,956	2,906

Net cash provided by operating activities, net of acquisition	34,951	13,210	6,414

Cash flows from investing activities
Decrease (increase) in deposits	154	(285)	72
Purchases of available-for-sale securities	(51,665)	—	—
Proceeds from sale of available-for-sale securities	12,955	—	—
(Increase) decrease in restricted cash	(3,261)	1,395	(4,045)
Cash acquired (paid) in business combination, net of transaction costs	—	(7,735)	—
Proceeds from sale of property and equipment	14,695	8,424	2,009
Purchases of property and equipment	(60,520)	(42,376)	(6,755)

Net cash used in investing activities	(87,642)	(40,577)	(8,719)

Cash flows from financing activities
Proceeds from issuance of debt, net of debt issuance costs	32,682	51,456	4,000
Proceeds from exercise of stock options and warrants	3,345	298	83
Proceeds from issuance of restricted stock	2,500	—	—
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,831	109,769	—	—
Proceeds from sale of Series G Preferred Stock, net of costs	—	20,935	—
Payments of principal under notes payable, capital lease obligations and other debt	(76,656)	(21,623)	(3,750)

Net cash provided by financing activities	71,640	51,066	333

Effect of exchange rate changes on cash and cash equivalents	(296)	78	101

Net increase (decrease) in cash and cash equivalents	18,653	23,777	(1,871)
Cash and cash equivalents
Beginning of period	43,005	19,228	21,099

End of period	$61,658	$43,005	$19,228

Supplemental cash flow information
Cash paid for interest	$7,108	$6,347	$1,439
Cash paid for taxes	$258	$301	$—
Noncash investing and financing activities
Assets acquired under capital leases	$18,976	$15,088	$—
Return of guaranteed residual value of expired leases	$(1)	$(1,472)	$(2,282)
Issuance of note in connection with business combination	$—	$5,000	$—
Issuance of common stock and warrants to purchase common stock in connection with business combination	$(99)	$50,736	$—

The accompanying notes are an integral part of these consolidated financial statements.

Zipcar, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Basis of Presentation

Nature of the Business. Zipcar, Inc. (“Zipcar” or the “Company”), a Delaware corporation, and its subsidiaries comprise a membership organization that provides self-service vehicle use by the hour or by the day. The Company places vehicles in convenient parking spaces throughout major metropolitan areas and universities in North America and in the United Kingdom. Through the use of the Company’s proprietary software, members are able to reserve vehicles online, through a wireless mobile device or by phone, access the vehicle with an electronic pass card or mobile device, and receive automatic billings to their credit card.

On April 19, 2011, the Company closed its initial public offering(“IPO”), of 11,136,726 shares of common stock at an offering price of $18.00 per share, of which 6,666,667 shares were sold by the Company and 4,470,059 shares were sold by selling stockholders, including 1,452,617 shares pursuant to the underwriters’ option to purchase additional shares. Net proceeds to the Company were approximately $108,278, after deducting underwriting discounts and expenses. Upon the closing of the IPO, the Company used $51,358 of the proceeds to repay all outstanding balances including interest as of the payment date associated with certain debt balances.

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the financial statements in conformity with Generally Accepted Accounting Principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, depreciation, stock-based compensation, software development costs, valuation of long-lived and intangible assets, including goodwill, acquisition accounting, valuation of marketable securities and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenue and expenses. Actual results could differ from those estimates.

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

Fair Value Recognition, Measurement and Disclosure. The Company measures fair value of assets and liabilities and discloses the sources for such fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Under applicable accounting guidance, a fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, that may be used to measure fair value:

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

The Company’s cash and cash equivalents of $61,658 and $43,005 and restricted cash of $7,658 and $4,403 as of December 31, 2011 and 2010, respectively, are carried at fair value based on quoted market prices, which is a Level 1 measurement in the hierarchy of fair value measurements. Short-term and long-term marketable securities of $38,597 at December 31, 2011 are carried at fair value also based on Level 1 inputs described above. The Company’s interest rate swap entered into in May 2011 was $21 at December 31, 2011 and was carried at fair value based on Level 2 inputs described above. The change in fair value of the interest rate swap was $144 for the period ended December 31, 2011. Management believes that the Company’s debt obligations approximate fair value based on the terms and characteristics of those instruments using Level 3 inputs. The Company’s redeemable convertible preferred stock warrants at December 31, 2010 were $478 and were carried at fair value based on Level 3 input described above. The change in fair value was $78 and $724 in 2010 and 2011, respectively, and was recorded in other income (expense), net. Upon the closing of the Company’s IPO on April 19, 2011, these warrants were converted into warrants to purchase common stock and, accordingly, the liability associated with the warrants aggregating $1,202 was reclassified to stockholders’ equity.

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

Equity Investment and Loan. In 2009, the Company made an initial equity investment in a private company which is accounted for under the cost method. This equity investment is included in deposits and other noncurrent assets on the consolidated balance sheet. In 2010, the Company made a loan to the same private company which was repayable in 2011 or convertible to equity at the Company’s discretion. This loan is included in prepaid expenses and other current assets. In February 2012, the Company completed its option to purchase a majority interest in this company. See Note 14.

Cash, Cash Equivalents and Cash Flows. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash. As of December 31, 2011 and 2010, there was $7,658 and $4,403, respectively, of cash that was restricted from withdrawal and held by banks including as pledged accounts to guarantee the Company’s letters of credit issued principally to secure certain vehicle leases or as collateral enhancement for Zipcar Vehicle Financing LLC. The letters of credit automatically renew annually and support irrevocable standby letters of credit issued to vehicle leasing companies.

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

Owned vehicles and vehicles held under capital leases are capitalized as part of property and equipment and depreciated over their expected useful lives to estimated residual value. The initial cost of the vehicle recorded is net of incentives and allowances from manufactures. The Company estimates what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. The Company reevaluates estimated residual values periodically and adjusts depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of fleet operations at the time of sale. Actual timing of disposal either shorter or longer than the life used for depreciation purposes could result in a loss or gain on sale.

Leases. The Company leases certain of its vehicles under noncancelable operating lease agreements (generally one-year commitments on the part of the Company). The Company also leases vehicles under various capital leases generally with a 36-month stated term. Under the terms of the leases, the Company guarantees the residual value of the vehicle at the end of the lease. If the wholesale fair value of the vehicle is less than the guaranteed residual value at the end of the lease, the Company will pay the lessor the difference. If the wholesale fair value is greater than the guaranteed residual value, that difference will be paid to the Company. The Company believes that, based on current market conditions, the average wholesale value of the vehicles at the end of their lease term will equal or exceed the average guaranteed residual value, and therefore has not recorded a liability related to guaranteed residual values.

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

Concentrations of Risk and Accounts Receivable. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s accounts receivable primarily consist of members’ credit cards and of business accounts with credit terms. The Company records reserves against its accounts receivable balance using an allowance for doubtful accounts. Increases and decreases in the allowance for doubtful accounts are included as a component of general and administrative expenses.

The activity in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$541	$319	$517
Provision	2,889	2,177	1,696
Write-offs and adjustments	(2,692)	(1,955)	(1,894)

Ending balance	$738	$541	$319

At December 31, 2011 and 2010, the Company had substantially all cash and cash equivalent balances at certain financial institutions in excess of federally insured limits. Cash and cash equivalent balances held outside the United States are not covered by federal insurance. The Company, however, maintains its cash and cash equivalent balances with accredited financial institutions.

The Company depends on third-party service providers to deliver its services to its members. In particular, the Company relies on a limited number of data center facilities, which are located in the United States and the United Kingdom, and a U.S.-based third-party support service provider to handle most of its routine member support calls. If these third-party service providers terminate, or do not provide an adequate level of service to the Company’s members, it would be disruptive to its business as it seeks to replace the service provider or remedy the inadequate level of service.

For the years ended December 31, 2011, 2010 and 2009, there was no customer that accounted for more than 10% of total revenue.

Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset.

Goodwill and Acquired Intangible Assets. The Company tests goodwill for impairment at least annually. The Company reviews goodwill for impairment on the last day of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. The assessment is performed at the reporting unit level.

Historically the goodwill evaluation for impairment was performed using a two-step process. The first step was to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeded the book value, goodwill was not considered impaired. If the book value exceeds the fair value, the second step of the process was performed to measure the amount of impairment. In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). The objective of ASU 2011-08 is to simplify how entities test for goodwill impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt the revised standard, provided that the entity has not yet issued its financial statements for the period that includes its annual test date. The Company has chosen to early adopt this guidance for year-end December 31, 2011.

The Company has determined that it has three reporting units – United States of America, United Kingdom and Canada.

The fair value of the Company’s U.S. reporting unit, which carries approximately $41,871 in goodwill associated with the Flexcar acquisition, was assessed for impairment using the new ASU 2011-08 model. Accordingly, the Company performed a qualitative analysis examining key events and circumstances affecting fair value, such as budget-to-actual performance and consistency of operating margins, and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing the U.S. reporting unit’s goodwill for impairment.

For the Company’s U.K. reporting unit, the Company bypassed qualitative analysis under ASU 2011-08 and assessed goodwill for impairment using the two step model. The process of evaluating goodwill for impairment under the two step model involves the determination of the fair value of the reporting units. The fair value of the reporting units is determined in part by using a discounted future cash flow method, which involves applying appropriate discount rates to estimated cash flows including terminal value that are based on forecasts of revenue, costs and capital requirements. The Company estimated future revenue growth for the U.K. reporting unit based on a number of key assumptions, including membership growth, frequency of reservations per member, duration of trips, pricing for existing markets and entry into new markets. The cost structure assumptions were based on historic trends, modified for inflation and nonrecurring items, and expected operational efficiencies. The estimated terminal value was calculated using the Two-Stage Growth model. The cash flows employed in the discounted cash flow analysis are based on the Company’s most recent financial plan and various growth rates have been assumed for years beyond the current financial plan period. The Company used a discount rate in the analysis that was deemed to be commensurate with the underlying uncertainties associated with achieving the estimated cash flows projected. The fair value determination also includes using a guideline public company method in which the reporting unit is compared to publicly traded companies in the industry group. The companies used for comparison under the guideline public company method were selected based on a number of factors, including but not limited to, the similarity of their industry, growth rate and stage of development, business model and financial risk.

Based on the analysis, the Company noted that the fair value of the U.K. reporting unit, which carries approximately $57,825 in goodwill associated with the Streetcar acquisition, exceeds the carrying value by approximately 10%, indicating no goodwill impairment for the U.K. reporting unit. As referenced above, the analysis incorporates quantitative data and qualitative criteria including new information that can change the result of the impairment test. The most significant assumptions used in the analysis are the discount rate, the terminal value and expected future revenues, gross margins and operating margins. Unfavorable trends in the membership growth, frequency of reservations per member, duration of trips and related pricing could negatively impact the revenue growth and terminal value. If the future costs are materially different from the historic cost trends or if the Company does not realize operational efficiencies as expected, the expected gross and operating margins could be negatively impacted. The Company’s inability to meet expected results could increase the underlying uncertainties of future projections, thereby causing an increase in the discount rate. Accordingly, unfavorable changes to the assumptions could impact the conclusion regarding whether existing goodwill is impaired and result in a material impact on the consolidated financial position or results of operations. If the fair value of the U.K. reporting unit decreased by 10%, it could indicate a potential impairment for the reporting unit.

Acquired intangible assets consist of identifiable intangible assets, including member relationships, parking spaces in place, tradename, non-compete agreements and reservation system resulting from the Company’s acquisitions. Acquired intangible assets are initially recorded at fair value and reported net of accumulated amortization and are amortized over their estimated useful lives of up to five years based on the pattern in which the economic benefits of the intangible asset are consumed.

Internal-use Software and Website Development Costs. The Company follows authoritative guidance on development costs associated with its online reservation, tracking and reporting system. The costs incurred in the preliminary stages of development are expensed as incurred. Once a project has reached the application development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Costs related to design or maintenance of internal-use software are expensed as incurred. Upgrade and enhancements are capitalized to the extent they will result in added functionality. These capitalized costs are amortized over the expected benefit period of three years.

For the years ended December 31, 2011, 2010 and 2009, the Company capitalized $2,070, $1,408 and $650, respectively, of costs associated with internal-use software and website development. Amortization of such costs is recorded in fleet operation and was $496, $330 and $190 for the years ended December 31, 2011, 2010 and 2009, respectively.

Redeemable Convertible Preferred Stock Warrants. Prior to the completion of the IPO, the Company had warrants outstanding that related to the Company’s redeemable convertible preferred stock, which were classified as a liability in accordance with authoritative guidance. The warrants were subject to re-measurement at each balance sheet date and any change in fair value was recognized as a component of other expense. Fair value was measured using the Black-Scholes option pricing model. The Company continued to adjust the liability for changes in fair value until the IPO when all the preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability reclassified to equity.

Revenue Recognition. The Company recognizes revenue only when the following four criteria are met: price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company generates revenue primarily from vehicle usage and membership fees from individuals, university students and faculty, businesses and government agencies. Vehicle usage revenues are recognized as chargeable hours are incurred. Annual membership fees are nonrefundable and are deferred and recognized ratably over the one-year period of membership. Membership application fees are recorded as deferred revenue and recognized as revenue over the average life of the member relationship, which is currently estimated to be five years. A change in our member attrition rate would increase or decrease this estimated average life. Direct and incremental costs associated with the membership application process, consisting of the cost of driving record checks and the cost of providing membership cards, are deferred and recognized as an expense over the estimated life of the member relationship. Annual damage fee waiver fees to cover the deductible costs are recorded as revenue ratably over the term of the plan. The Company charges a fee for returning the vehicles late. Such fees are recorded as revenue at the time the fee is charged, which is at the end of the reservation period. Sometimes new members are offered driving credits by the Company as an inducement to joining the Company. These driving credits generally expire shortly after a new member joins and allow the member to operate the Company’s vehicles without paying for the usage of the vehicles until the credits are exhausted. These driving credits are treated as a deliverable in the arrangement and represent a separate unit of accounting since the credits have value on a stand-alone basis with reliable evidence of fair value. Accordingly, a portion of the annual fee received is allocated to such credits, based on relative fair value of each deliverable, and recorded as revenue upon utilization of such credits or upon expiration, whichever is earlier.

In 2008, the Company commenced offering a fleet management solution by licensing its proprietary vehicle-on-demand technology on a software-as-a-service (“SaaS”) basis, primarily to local, state and federal government agencies. Customers are generally charged an upfront fee and a monthly fee. Monthly fees are recognized ratably. If upfront fees are charged then the upfront fees are recorded as deferred revenue and recognized as revenue over the expected customer relationship period commencing from the day the customer is granted access to the system.

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

Sales tax amounts collected from customers have been recorded on a net basis.

Stock-Based Compensation. The Company records stock-based payments under the fair value method for all grants from January 1, 2006 using the prospective application method. Under this method, the Company is required to record compensation cost based on the fair value estimated for stock-based awards granted or modified after the date of adoption over the requisite service periods for the individual awards, which generally equals the vesting period. The Company utilizes the straight-line amortization method for recognizing stock-based compensation expense.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires the use of highly subjective estimates and assumptions. Historically, as a private company, we lacked company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of our publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. The expected life assumption is based on the simplified method for estimating expected term for awards that qualify as “plain-vanilla” options. This option has been elected as we do not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods. Management believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

401(k) Savings Plan. The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of its Board of Directors. There were no contributions made to the plan by the Company during the years ended December 31, 2011, 2010 or 2009.

Net Loss Per Share Attributable to Common Stockholders. Basic and diluted net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of nonrestricted common shares outstanding for the period.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive impact:

	December 31,
	2011	2010	2009
	(in thousands)
Redeemable convertible preferred stock upon conversion to common stock	—	25,328	23,713
Options to purchase common stock	4,473	4,706	3,692
Warrants to purchase common stock	983	1,656	499
Warrants to purchase redeemable convertible preferred stock	—	129	146
Restricted Stock	108	—	—

Total	5,564	31,819	28,050

Advertising Costs. The Company expenses advertising costs when incurred. Advertising expenses totaled $7,428 in 2011, $5,426 in 2010 and $3,177 in 2009.

Segment Information. The Company operates in two reportable segments: North America and the United Kingdom. Both segments derive revenue primarily from members’ usage of vehicles.

Treasury Stock. The Company accounts for repurchased common stock under the cost method and includes such treasury stock as a component of stockholders’ equity. Retirement of treasury stock is recorded as a reduction of common stock, additional paid-in-capital and accumulated deficit, as applicable.

Other Income. In 2011, 2010 and 2009, the Company recorded other income of $3,361, $1,173 and $3,251, respectively, from selling some of its zero emission vehicle (“ZEV”) credits to a third party. The Company received these credits under a state-based low-emission regulation. These laws provide for the purchase and sale of excess ZEV credits earned. Because the Company utilizes energy efficient vehicles in its business, the Company was able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

New Accounting Guidance.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”), authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Additionally in December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer the new requirement to present components of reclassifications of other comprehensive income on the face of the income statement. Companies are still required to adopt the other requirements contained in ASU 2011-05. Although the Company will need to modify the presentation of certain information to comply with the requirements of ASU 2011-05, the Company does not expect the adoption of ASU 2011-05 to have a material effect on its consolidated financial statements.

3.	Acquisitions and Other Investments

On April 20, 2010, the Company significantly expanded its London operations with the acquisition of Streetcar Limited (“Streetcar”), the United Kingdom’s largest car sharing service with over 70,000 members and more than 1,500 vehicles. The Company expects this acquisition will help to establish the Company as the market leader in London with a base for future expansion opportunities in Europe. The purchase price was $62,766. Following the acquisition, Streetcar became a wholly-owned subsidiary of the Company. The results of Streetcar’s operations have been included in the Company’s consolidated financial statements from the date of the acquisition. Consolidated statements of operations for the year ended December 31, 2010 include revenue and net loss attributable to Zipcar, Inc. of $23,300 and $3,790 derived from Streetcar.

The Company issued 4.1 million shares of common stock at a value of $43,274 and warrants to acquire 0.9 million shares of common stock at a value of $6,955 along with $7,587 in cash and $4,950 in notes payable to acquire all of the outstanding capital stock of Streetcar. Common stock issued included 0.9 million shares held in escrow, which was released to the pre-acquisition Streetcar stockholders in the fourth quarter of 2011, reduced by a $99 claim by the Company for an indemnity set forth in the purchase and sale agreement. This $99 return of escrow was recorded as other income in the fourth quarter of 2011. During 2010, the Company incurred $1,211 in acquisition costs associated with Streetcar and recorded these costs in selling, general and administrative expenses. The purchase price was allocated to net tangible and intangible assets acquired. The Company allocated $29,005 to tangible assets, $10,434 to intangible assets including member relationships, trade name, parking spaces, non-compete agreements and reservation system and the remaining $57,219 to goodwill. The weighted average amortization period for the intangible assets is 4.2 years. Goodwill and intangible assets recognized in this transaction are not deductible for tax purposes.

The purchase price was allocated to the fair values of the assets acquired and liabilities assumed as follows:

Accounts receivable	$896
Prepaid expenses and other current assets	1,334
Property and equipment	26,775
Member relationships	7,023
Parking spaces in place	1,603
Noncompete agreements	657
Tradename	870
Reservation system	281
Goodwill	57,219

Total assets acquired	96,658
Accounts payable	(1,375)
Accrued expenses	(4,527)
Bank overdraft	(74)
Current portion of capital leases	(15,173)
Long term portion of capital leases	(12,743)

Total liabilities assumed	(33,892)

Purchase price	$62,766

Goodwill results from expected synergies from the acquisition, including marketing associated with a single brand, a common technology platform and reduced administrative costs. Also included in goodwill is assembled workforce. The goodwill associated with this acquisition is reported within the United Kingdom segment. The change in the goodwill balance from the acquisition date to December 31, 2011 is due to the impact of changes in foreign currency exchange rates.

The valuation of the identifiable intangible assets acquired was based on a valuation using currently available information and reasonable and supportable assumptions. The purchase price of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their fair values as of April 20, 2010. The tangible long-lived assets were recorded at their estimated fair value, which approximates their carrying value except for Streetcar’s in-car equipment, which was retired as of December 31, 2011 and replaced by the Company as part of a transition plan to move to a single technology platform. The fair value for Streetcar’s in-car equipment was determined by using estimated resale values for the same type of equipment. The intangible long-lived assets were valued using a combination of income and cost methods. For the assembled workforce and parking spaces in place, the Company used the cost approach, which included certain lost opportunity costs; key assumptions included the cost to acquire and train the workforce and the time and expected costs to acquire parking spaces. To value the member relationships, the Company used the income approach, specifically, a variation of the discounted cash-flow method known as the multiperiod excess earnings method; key assumptions included the future revenue and costs attributable to existing members and their expected attrition rates. To value the non-compete agreements, the Company used a comparative business valuation method; key assumptions included the probability of the individuals in question competing and the impact of such competition on the business. The relief from royalty method, which considers both the market approach and the income approach, was used to value both the Streetcar trade name and the reservation system; key assumptions included the future revenue attributable to this trade name and reservation system and a market-based royalty rate. Further, all future cash flows in applicable valuations have been discounted at an estimated discount rate. The Company believes these methods and assumptions were appropriate because of the lack of comparative market sales data required for the market approach when measuring the value of these assets. The excess of the aggregate estimated purchase price over the estimated fair value of the tangible and intangible assets and liabilities was recorded as goodwill.

The aggregate purchase price of $62,766 includes $43,274 of common stock issued, which is based on a valuation of the Company’s common stock of $10.68 per share as of April 20, 2010. The valuation analysis of the Company’s common stock was conducted under a probability-weighted expected return method as prescribed by the AICPA Practice Aid. Under this methodology, the fair market value of the Company’s common stock is estimated based upon an analysis of future values assuming various outcomes. The value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to the Company as well as the rights of each share class. The possible outcomes considered are based upon an analysis of future scenarios such as: completion of an initial public offering; sale to a strategic acquirer; continuation as a private company; and remote likelihood of dissolution.

The private company scenario and sale scenario analyses use averages of the guideline public company method and the discounted future cash flow method. The Company estimated the enterprise value under the guideline public company method by comparing the Company to publicly-traded companies in the industry group. The companies used for comparison under the guideline public company method were selected based on a number of factors, including the similarity of their industry, growth rate and stage of development, business model and financial risk. The Company also estimated its enterprise value under the discounted future cash flow method, which involves applying appropriate discount rates to estimated cash flows that are based on forecasts of revenue, costs and capital requirements. The Company estimated future revenue growth based on a number of key assumptions including membership growth, frequency of reservations per member, duration of trips and pricing for existing markets and entry into new markets. The Company’s cost structure assumptions were based on historic trends, modified for inflation and expected operational efficiencies. These assumptions underlying the estimates were consistent with the plans and estimates that the Company uses to manage its business. The Company used a discount rate in its valuation that was deemed to be commensurate with the underlying uncertainties associated with achieving the estimated cash flows projected.

The warrants issued in connection with this acquisition have an exercise price of $5.06 to $8.74. These warrants are fully vested and exercisable over seven years. The fair value of the warrants was estimated using the Black-Scholes option pricing model. The following assumptions were used in estimating the fair value:

Stock price on April 20, 2010	$10.68
Exercise price	$5.06 - $8.74
Expected term (in years)	7.0
Expected volatility	60%
Risk-free interest rate	3.20%
Expected dividend	0%

Upon the closing of the Streetcar acquisition, the Company settled certain assumed liabilities by the issuance of 40,929 shares of common stock and warrants to acquire 8,132 shares of common stock at an exercise price of $5.06 per share. The fair value of the warrants was estimated using the Black-Scholes option pricing model under the assumptions disclosed above.

The following unaudited pro forma revenue, net loss attributable to Zipcar, Inc. and net loss attributable to common stockholders per share—basic and diluted, reflect the results of operations of the Company for the years ended December 31, 2010 and 2009 as if the Streetcar acquisition had occurred on January 1, 2009. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for each of the full years. The pro forma impact on the reported net loss attributable to Zipcar, Inc. and net loss attributable to common stockholders per share—basic and diluted, was primarily related to amortization of acquired intangible assets and interest expense.

	Years ended December 31,
	2010	2009
Pro forma
Revenue	$194,354	$154,247
Net loss attributable to Zipcar, Inc.	$(17,102)	$(9,663)
Net loss attributable to common stockholder per share:
- Basic and diluted	$(1.85)	$(1.56)

Warrants. In connection with the acquisition of Flexcar in 2007, previous holders of Flexcar warrants became holders of warrants to purchase 178,574 shares of Series F redeemable convertible preferred stock at exercise prices ranging from $3.44 to $68.81 per share. The fair value of the warrants was recorded as a liability. Warrants for shares that were redeemable were accounted for as a liability and reported at fair value each reporting period until exercised. As of December 31, 2010, the Company used the Black-Scholes option pricing model to estimate the fair value of the Series F warrants as $478. The change in fair value was $724, $78 and $256 in 2011, 2010 and 2009, respectively, and was recorded in other income (expense), net. Upon the closing of the Company’s IPO on April 19, 2011, these warrants were converted into warrants to purchase common stock and, accordingly, the liability associated with the warrants aggregating $1,202 was reclassified to stockholders’ equity.

Redeemable non-controlling Interest. In connection with the acquisition of Flexcar, the Company obtained 85% ownership in one of Flexcar’s subsidiaries. The remaining 15% ownership in that subsidiary was held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary held put rights for the remaining interest in the subsidiary, which it exercised during 2011. The put right provided the redeemable non-controlling interest an option to sell its ownership interest to the Company after September 2011 at a price based on the fair value at the time of the exercise. Since the redeemable non-controlling interest in the subsidiary had a redemption feature, as a result of the put option, the Company has classified the redeemable non-controlling interest in the subsidiary in the mezzanine section of the Consolidated Balance Sheets. The redeemable non-controlling interest has been accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period. In February 2012, the third party representing this redeemable non-controlling interest sold its ownership interest to the Company for $400. See Note 14.

Equity Investment and Loan. In December 2009, the Company made an initial equity investment of approximately $291 in Catalunya Carsharing S.A., known as Avancar, a private company, for a 14.31% ownership stake. The Company carries the investment at cost in accordance with authoritative guidance. In December 2010, the Company loaned $398 to Avancar with a one-year maturity and an option to convert the outstanding loan balance to equity. The Company, at its discretion, had an option to increase its ownership to a majority holding before December 31, 2010 at a valuation equal to the valuation of the initial investment. In connection with the loan in December 2010, the Company and Avancar agreed to extend the expiration of this option to December 31, 2011. In December 2011, the Company exercised its option to increase its ownership to a majority holding of 60%, which was completed in February 2012. In connection with this investment, the Company funded $1,758 and also converted its loan of $398 to equity. During the period from December 2014 through December 2015, the remaining stockholders have a put option to sell their shares to the Company, and the Company has a call right to acquire such shares, at an agreed price based on a certain multiple of EBITDA as described in the investment agreement. Since the put and call options are not legally detachable and separately exercisable, the put and call options are not considered free standing instruments. As the put and call options cannot be detached from the underlying shares and absent a net settlement feature, these options will not be accounted for separately from the underlying investment. This equity investment is included in deposits and other noncurrent assets on the consolidated balance sheet.

4.	Financial Instruments—Cash, Cash Equivalents and Marketable Securities

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents, short-term marketable securities or long-term marketable securities as of December 31, 2011 and 2010:

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$18,463	$—	$—	$18,463	$18,463	$—	$—
Level 1
Money market funds	43,195	—	—	43,195	43,195	—	—
US Treasury securities	9,014	2	—	9,016	—	8,011	1,005
US agency securities	21,531	1	(6)	21,526	—	13,376	8,150
Certificates of deposit and time deposits	8,056	—	(1)	8,055	—	3,401	4,654

Subtotal	81,796	3	(7)	81,792	43,195	24,788	13,809

Total	$100,259	$3	$(7)	$100,255	$61,658	$24,788	$13,809

	December 31, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$9,691	$—	$—	$9,691	$9,691	$—	$—
Level 1
Money market funds	33,314	—	—	33,314	33,314	—	—

Total	$43,005	$—	$—	$43,005	$43,005	$—	$—

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company did not record any material realized gains or losses during the year ended December 31, 2011. The maturities of the Company’s long-term marketable securities range from one year to two years.

As of December 31, 2011 gross unrealized losses were not material. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company’s investment policy requires investments to be U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs.

Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the year ended December 31, 2011, the Company did not recognize any impairment charges. As of December 31, 2011, the Company did not consider any of its investments to be other-than-temporarily impaired.

5.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2011	2010
Vehicles	$113,250	$67,903
In-car electronic equipment	9,469	6,673
Office and computer equipment	5,460	4,379
Software	6,011	3,657
Leasehold improvements	2,112	2,148

Total	136,302	84,760
Less: accumulated depreciation	(32,513)	(13,843)

Property and equipment, net	$103,789	$70,917

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $25,248, $10,188 and $4,320, respectively. In the first quarter of 2011, the Company changed its estimated holding period for certain vehicles and as a result increased the depreciation rates of these vehicles. This change in estimate resulted in higher depreciation expense of approximately $2,880, or $0.10 per diluted share, during the year ending December 31, 2011 than if the Company had not changed the estimated residual value of these vehicles.

Cost of vehicles under capital leases were $23,377 as of December 31, 2011 and $30,851 as of December 31, 2010. Accumulated depreciation of vehicles under capital leases was $1,807 as of December 31, 2011 and $1,690 as of December 31, 2010.

6.	Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets.

	December 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$99,696	$—	$99,750	$—

Member relationships	$10,748	$(7,124)	$10,755	$(4,640)
Parking spaces	1,803	(1,096)	1,804	(556)
Trade name	881	(560)	882	(230)
Noncompete agreements	665	(563)	665	(231)
Reservation system	284	(284)	285	(207)

	$14,381	$(9,627)	$14,391	$(5,864)

The Company estimates useful lives for each category of intangible assets based on the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The acquired intangible assets subject to amortization are amortized based upon the pattern in which the economic benefits of the intangible assets are being realized, which are on a straight-line basis for all acquired intangible assets except member relationships. Member relationships are amortized 33% in the first year, 27% in the second year, 20% in the third year, 13% in the fourth year and 7% in the fifth year primarily because the economic benefit derived from member relationships declines due to member attrition each year. The Company estimated the expected member attrition rate primarily based on historical attrition rates.

The amortization period for the acquired intangible assets subject to amortization is as follows:

Member relationships	5 years
Parking spaces in place	3 years
Trade name	2.7 years
Noncompete agreements	2 years
Reservation system	1.5 years

Amortization expenses for the years ended December 31, 2011, 2010 and 2009 were $3,892, $3,414 and $990, respectively.

Future amortization expense is expected to be as follows:

2012	$2,732
2013	1,258
2014	619
2015	145
2016	—

$4,754

7.	Shareholders’ Equity

As of December 31, 2011 and 2010, the Company had 500,000,000 and 100,000,000 shares of common stock authorized, respectively. As of December 31, 2011 and 2010, 39,655,840 and 6,415,436 shares of common stock, respectively, were issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company’s Board of Directors.

On March 23, 2011, the Company’s Board of Directors and stockholders approved a 1-for-2 reverse stock split of the Company’s outstanding common stock, which was effected on March 29, 2011. Stockholders entitled to fractional shares as a result of the reverse stock split received a cash payment for such fractional shares in lieu of receiving fractional shares. Shares of common stock underlying outstanding stock options and warrants were proportionately reduced and the respective exercise prices were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s redeemable convertible preferred stock were proportionately reduced and the respective conversion prices were proportionately increased. All references to shares in the financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect the stock split retroactively. Previously awarded options and warrants to purchase shares of the Company’s common stock were also retroactively adjusted to reflect the stock split.

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

The following is a summary of the Company’s redeemable convertible preferred stock at December 31, 2010:

December 31, 2010
Redeemable convertible preferred stock, par value $0.001 per share:
Series A redeemable convertible preferred stock: 545,056 shares authorized, issued and outstanding at December 31, 2010 (liquidation preference of $1,036 at December 31, 2010)	$986
Series B redeemable convertible preferred stock: 9,408,742 shares authorized, issued and outstanding at December 31, 2010 (liquidation preference of $4,704 at December 31, 2010)	4,584
Series C redeemable convertible preferred stock: 5,714,998 shares authorized, issued and outstanding at December 31, 2010 (liquidation preference of $4,000 at December 31, 2010)	3,935
Series D redeemable convertible preferred stock: 10,117,134 shares authorized, issued and outstanding at December 31, 2010 (liquidation preference of $11,736 at December 31, 2010)	11,517
Series E redeemable convertible preferred stock: 6,497,389 shares authorized, issued and outstanding at December 31, 2010 (liquidation preference of $25,000 at December 31, 2010)	24,937
Series F redeemable convertible preferred stock: 16,285,000 shares authorized at December 31, 2010; 14,307,602 issued and outstanding at December 31, 2010 (liquidation preference of $44,431 at December 31, 2010)	49,789
Series G redeemable convertible preferred stock: 3,942,182 shares authorized at December 31, 2010; 2,759,527 shares issued and outstanding at December 31, 2010 (liquidation preference of $21,000 at December 31, 2010)	20,935

Total redeemable convertible preferred stock	$116,683

Warrants. As of December 31, 2011, the Company had warrants outstanding and exercisable for the purchase of 982,836 shares of common stock at prices ranging from $0.98 to $137.62 per share. During 2011, warrants to purchase 584,656 shares of common stock for an aggregate purchase price of $612 were exercised. As of December 31, 2010, the Company had warrants outstanding and exercisable for the purchase of 1,655,741 shares of common stock at prices ranging from $0.98 to $8.74 per share.

Comprehensive Income (Loss). The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments from those subsidiaries that do not use the U.S. dollar as their functional currency and unrealized gains and losses on marketable securities categorized as available-for-sale.

The following table summarizes the components of total comprehensive income (loss), net of taxes, during the year ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Net loss attributable to Zipcar, Inc.	$(7,152)	$(14,125)
Other comprehensive income (loss):
Change in foreign currency translations	(468)	717
Change in unrealized gains/losses on marketable securities	(4)	—

Total comprehensive loss	$(7,624)	$(13,408)

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Net unrealized gains/losses on marketable securities	$(4)	$—
Cumulative foreign currency translation	(42)	426

Accumulated other comprehensive income (loss)	$(46)	$426

8.	Stock-based Compensation

Employee Stock-Based Awards. In 2000, the Company adopted the 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”). The 2000 Plan allowed for the granting of stock options and stock awards to purchase or vest up to 6.3 million shares of the Company’s common stock. Equity awards were granted to employees, officers, directors, and consultants of the Company with terms of up to ten years. The equity awards were granted at such prices and vesting schedules as the Company’s Board of Directors determined.

On May 6, 2010, the Company’s Board of Directors and stockholders approved the 2010 Stock Incentive Plan (the “2010 Plan”). Under the 2010 Plan, the Company could issue up to five million shares of its common stock pursuant to stock options and stock awards. These options and awards will be for terms of up to ten years. In addition, common stock available for grant under the 2000 Plan and grants that expired or were canceled or forfeited thereunder were added to the shares available for grant under the 2010 Plan. After the effective date of the 2010 Plan, the Company granted no further stock options or other awards under the 2000 Plan.

In March 2011, the Company’s Board of Directors and stockholders approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of the IPO. Under the 2011 Plan, the Company originally reserved up to 2,500,000 shares of its common stock for issuance pursuant to stock options and stock awards, which included shares of common stock reserved for issuance under the 2010 Plan that remained available for issuance immediately prior to the closing of the IPO. In addition, the 2011 Plan contains an “evergreen” provision that provides for an annual increase in the number of shares available for issuance under the 2011 Plan on the first day of the fiscal years ending December 31, 2012, 2013, and 2014. The annual increase shall be equal to the lowest of 1,500,000 shares of common stock, 3% of the number of common shares outstanding on that date or a lesser amount as may be determined by the Company’s Board of Directors. The number of shares available for issuance under the 2011 Plan will also be increased by any shares subject to awards previously granted under the 2010 Plan or the 2000 Plan which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. After the effective date of the 2011 Plan, the Company granted no further stock options or other awards under the 2010 Plan.

As of December 31, 2011 and December 31, 2010, 2,414,635 shares and 2,306,154 shares of common stock, respectively, were available for issuance under the 2011 Plan and the 2010 Plan. The Company settles share-based compensation awards with newly issued shares.

Stock Options. Stock options generally vest over 48 months as follows: (i) 25% vest after 12 months, generally from the date of grant and (ii) the remaining 75% vest thereafter at 2.083% per month.

Stock options have historically been granted with exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant. Commencing in the second quarter 2011, the Company based fair value on the quoted market price of its common stock. Because there was no public market for the Company’s common stock prior to the IPO in April 2011, the Company’s Board of Directors determined the fair value of common stock taking into account the Company’s most recently available valuation of common stock.

In 2008 as well as the first and second quarters of 2009, the Company’s Board of Directors determined the fair value of the Company’s common stock by using discounted future cash flows under the income method after considering the most recent rounds of financing. Beginning in July 2009 through the IPO, the Company’s valuation analysis was prepared using the probability-weighted expected return method as prescribed by the AICPA Practice Aid. Under this methodology, the fair market value of the Company’s common stock was estimated based upon an analysis of future values assuming various outcomes. The share value was based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to the Company as well as the rights of each share class.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The expected term assumption was based on the “simplified method” for estimating expected term for awards that qualify as “plain-vanilla” options under authoritative guidance. This option has been elected as the Company does not have sufficient stock option exercise experience to support a reasonable estimate of the expected term. Expected volatility is based on volatility of similar entities. The risk-free interest rate is the yield currently available on U.S. Treasury zero-coupon issues with a remaining term approximating the expected term used as the input to the Black-Scholes model. The relevant data used to determine the value of the stock option grant is as follows:

Year Ended December 31,	2011	2010	2009
Weighted average risk-free interest rate	2.15%	2.45%	2.63%
Expected volatility	59%	61%	61%
Expected life (in years)	6	6	6
Expected dividends	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$8.36	$5.68	$3.92

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2008	3,535,600	$3.79
Options granted	562,500	$6.81
Options exercised	69,954	$1.09
Options expired	76,685	$4.34
Options forfeited	259,644	$4.92

Options outstanding as of December 31, 2009	3,691,817	$4.21

Options granted	1,362,162	$9.85
Options exercised	88,332	$2.75
Options expired	24,823	$4.80
Options forfeited	235,318	$6.18

Options outstanding as of December 31, 2010	4,705,506	$5.77

Options granted	811,475	$14.86
Options exercised	723,372	$3.78
Options expired	41,594	$4.93
Options forfeited	279,268	$8.81

Options outstanding as of December 31, 2011	4,472,747	$7.56	7.16	$27,447

Options exercisable as of December 31, 2009	1,834,270	$2.99
Options exercisable as of December 31, 2010	2,522,482	$3.83
Options exercisable as of December 31, 2011	2,766,434	$5.33	6.28	$22,508

Vested and expected to vest at December 31, 2011	4,334,510	$7.45	7.12	$27,047

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $13.42 as of December 31, 2011, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of December 31, 2011 was 3,735,772. The total number of in-the-money options exercisable as of December 31, 2011 was 2,647,069.

The total intrinsic value of stock options exercised was $9,696, $592 and $297 for the years ended December 31, 2011, 2010 and 2009, respectively. The amount of cash received from the exercise of options during 2011 was $2,733. No tax benefits were realized in 2011 due to the Company’s net operating loss carryforward.

Restricted Stock. On February 24, 2011, the Company issued 173,370 restricted shares of common stock to three board members at a purchase price of $14.42 per share, which was the estimated fair value of the Company’s common stock on the date of grant. These shares are subject to a right, but not an obligation, of repurchase by the Company at the original issuance price, which lapses quarterly over two years from the date of issuance. The Company received proceeds of $2,500 from the issuance of such shares, which was recorded as deposit liability in the condensed consolidated balance sheet, and is being reclassified to additional paid-in capital over the vesting period. At December 31, 2011, 108,357 shares are restricted and the Company had recorded $1,563 associated with such shares as current and long term liability. There was no restricted stock granted during the year ended December 31, 2010.

Stock-Based Compensation. During the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense related to equity awards of $4,108, $2,774 and $1,692, respectively. In 2011, $40 of stock-based compensation expense was capitalized as part of internal-use software and website development costs.

	December 31,
	2011	2010	2009
Member services and fulfillment	$93	$84	$37
Research and development	165	188	92
Selling, general, and administrative	3,850	2,502	1,563

Total stock-based compensation	$4,108	$2,774	$1,692

Total unrecognized stock-based compensation for all stock-based awards was $9,753 as of December 31, 2011, net of forfeitures, and is being recognized over a weighted average period of 2.8 years.

9.	Accrued Expenses

	December 31,
	2011	2010
Sales tax	$4,899	$2,358
Payroll and related benefits	4,237	3,884
Fleet related	3,455	2,209
Insurance	1,852	1,993
Legal, audit, tax, and professional fees	1,382	2,192
Deposit liability	1,250	—
Other	949	896
Member deposits	803	1,969
Interest and credit card fees	701	606
Rent	319	345
Marketing	156	142

Total accrued expenses	$20,003	$16,594

10.	Long-Term Debt

In May 2008, June 2009 and March 2010, the Company entered into Loan and Security Agreements (the “Loan and Security Agreements”) with two financial institutions, which provided for up to $40,000 in term loans. Amounts borrowed under these facilities were payable in monthly installments ranging between 27 and 36 months. Additionally, in connection with these Loan and Security Agreements, the Company issued warrants to purchase 547,778 shares of the Company’s common stock at exercise prices ranging from $4.50 to $8.74 per share. In April 2010, in connection with the acquisition of Streetcar, the Company issued $5,000 in notes payable to certain former shareholders of Streetcar (the “Streetcar Notes”). Repayments were due over 27 monthly installments.

In May 2010, Zipcar Vehicle Financing LLC (“ZVF”), a bankruptcy-remote special purpose entity wholly-owned by the Company, completed the closing of a variable funding note facility (the “ABS facility”), and entered into a base indenture with Deutsche Bank Trust Company Americas as trustee and securities intermediary for the noteholders of the initial series of notes issued pursuant to the ABS facility (the “2010 Series”). The initial committed aggregate principal amount of the 2010 Series was $70,000 from two financial institutions —Credit Agricole CIB (the “2010 Credit Agricole Note”) and Goldman, Sachs & Co. (the “Goldman Note”). The assets that collateralize the ABS facility are not available to satisfy the claims of the Company’s general creditors.

Upon the closing of the IPO on April 19, 2011, the Company used approximately $51,400 of the proceeds to repay all outstanding balances, including interest as of the payment date, associated with the Loan and Security Agreements, the Streetcar Notes and the Goldman Note. In connection with these repayments, the Company recorded an aggregate charge to interest expense of approximately $3,300 of which $640 related to unamortized debt issuance costs, $740 related to warrant expenses and the balance of $1,920 was primarily the remaining interest related to the final interest payments.

On May 11, 2011, ZVF completed the closing of an amendment and extension of the 2010 Series. The committed aggregate principal amount of the amended and extended series is $50,000. The amended and extended series has a revolving period of one year, with an amortization period of an additional two years. The interest rate is 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion.

On December 29, 2011, ZVF issued a new series of variable funding notes pursuant to the ABS facility (the “2011 Series”) in the principal amount of $50,000. The 2011 Series has a revolving period of one year followed by an amortization period of two years. The interest rate is 2.0% per annum above the cost of funds which approximates the 30-day commercial paper rate payable to conduit investors in addition to up to 0.85% per annum on the undrawn portion. ZVF will be required to purchase an interest rate cap for the entire notional amount. As of December 31, 2011 nothing was outstanding under this new 2011 Series. ZVF expects to continue to use the ABS facility to purchase vehicles.

Fees paid towards the debt structure and debt issue costs such as legal expenses associated with the ABS facility are deferred and amortized to interest expense on a straight-line basis over the expected life of the debt, which is three years. The amendment and extension of the 2010 Series was accounted for as a modification of debt and, accordingly, unamortized debt issue costs associated with the 2010 Series along with additional fees and expenses paid to the lender are being amortized to interest expense over the expected life of the debt, which is three years. The total unamortized balance of debt issue costs were $1,698 and $2,511 at December 31, 2011 and 2010, respectively.

ZVF is subject to numerous restrictive covenants and compliance requirements under the base indenture and the other related agreements governing the ABS facility. At each funding advance, Zipcar, Inc. is also required to contribute a proportionate amount of cash to ZVF for the exclusive use of vehicle purchases. The facility agreements include restrictive covenants and compliance requirements with respect to liens, further indebtedness, minimum liquidity amounts, funding ratios, collateral enhancements, vehicle manufacturer mix, timely reporting and payments, use of proceeds, and sale of assets. The facility is also subject to events of default and amortization that are customary in nature for automobile asset-backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal and a liquidation of the fleet securing the facility. The carrying amount of vehicles pledged as collateral for the facility in $70,021 as of December 31, 2011.

In May 2010, the Company entered into an interest rate swap agreement to hedge interest rate exposures related to the 2010 Series as required under the terms of the 2010 Series. This instrument, which did not meet the requirements for hedge accounting, was marked to market at each reporting period with the change in fair value recorded in Other Income (Expense), net.

In May 2011, as required under the terms of the amendment and extension of the 2010 Series, the Company purchased an interest rate cap at 3.5% for the entire notional amount of $50,000 to hedge interest rate exposures through the new extended amortization period and liquidated its interest rate swap entered into in 2010 for an immaterial amount. This new instrument, which does not meet the requirements for hedge accounting, is marked to market at each reporting period with the change in fair value recorded in Other Income (Expense), net.

Long-term debt consists of the following:

	December 31,
	2011	2010
ABS facility	$48,000	$28,867
Steetcar notes	—	5,000
Loan and security agreements	—	33,517

Total debt	48,000	67,384
Less: current poriton of long-term debt	—	(11,839)

Long-term debt	$48,000	$55,545

Payments due on long-term debt during each of the five fiscal years subsequent to December 31, 2011 are as follows:

Ending December 31,
2012	$—
2013	—
2014	48,000

$48,000

The Company had $3,200 and $2,000 outstanding under letters of credit as of December 31, 2011 and 2010, respectively, related to operating leases.

11.	Commitments and Contingencies

Leases. The Company leases its office spaces under noncancelable lease agreements. The leases include certain lease incentives, payment escalations and rent holidays, the net effect of which is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company also leases vehicles under noncancelable lease agreements (generally one-year commitments). Lease expenses for the Company’s office spaces and vehicles under operating leases were $24,380, $32,586 and $29,232 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company also leases vehicles under various capital leases generally with a 36-month stated term. Under the terms of the leases, the Company guarantees the residual value of the vehicle at the end of the lease. If the wholesale fair value of the vehicle is less than the guaranteed residual value at the end of the lease, the Company will pay the lessor the difference. If the wholesale fair value is greater than the guaranteed residual value, that difference will be paid to the Company. The Company believes that, based on current market conditions, the average wholesale value of the vehicles at the end of lease term will equal or exceed the average guaranteed residual value, and therefore has not recorded a liability related to guaranteed residual values.

The Company has the option to buy out each lease at any time by paying the lessor the total principal due under the lease, including the guaranteed residual value and taking title of the leased vehicle. The Company historically has not exercised this option.

Future minimum annual lease payments under noncancelable leases as of December 31, 2011 are as follows:

	Operating Leases	Capital Leases
2012	$6,755	$11,367
2013	3,349	7,580
2014	1,320	3,112
2015	964	216
2016	776	—
2017	525	—
2018	163	—

Total future minimum lease payments	$13,852	22,275

Less amounts currently due		11,367

		$10,908

Capitalized vehicle leases have interest rates between 3.8% and 13.5%. Under certain capital lease agreements, the Company is required to maintain prescribed levels of cash and cash equivalents and working capital, which the Company is in compliance with as of December 31, 2011 and 2010.

In 2010, the Company sold some of its recently purchased vehicles for $802 in an operating lease sale-leaseback transaction which resulted in no gain or loss.

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

12.	Income Taxes

The provision for income taxes in 2011, 2010 and 2009 consists of a state current (benefit) provision of ($270), $311 and $84, respectively.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	2011	2010	2009
Statutory rate	34.0%	34.0%	34.0%
Increase in valuation allowance	12.3	(13.8)	(18.0)
State taxes, net of federal benefit	(5.9)	(2.7)	(3.8)
Foreign rate differential	(25.7)	(4.2)	(6.5)
Stock based compensation	(4.3)	(3.4)	(7.1)
Transaction cost	0.0	(10.7)	(0.0)
Nondeductible expenses	(4.4)	(0.6)	(1.2)
Other	(2.4)	(0.9)	0.6

	3.6%	(2.3)%	(2.0)%

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax assets
Net operating losses and credit carryforwards	$32,638	$33,047
Allowance for doubtful accounts	210	154
Stock-based compensation	1,777	1,147
Accounts payable and accrued expenses	2,012	1,209
Deferred revenue and member deposits	1,331	1,525
Fixed assets	—	2,127

Total deferred tax assets	37,968	39,209
Deferred tax asset valuation allowance	(34,844)	(36,996)

Net deferred tax assets	3,124	2,213
Deferred tax liabilities
Fixed Assets	(1,888)	—
Acquired intangible assets	(1,236)	(2,213)

Total deferred tax liabilities	(3,124)	(2,213)

Net deferred tax assets	$—	$—

As of December 31, 2011, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $71,113, state NOL carryforwards of $57,785, and foreign NOL carryforwards of $33,252. The federal NOL carryforwards begin to expire in 2021 and the foreign NOL carryforwards begin to expire in 2026. Certain state net operating loss carryforwards began to expire in 2007.

The federal and state net operating loss carryforwards referenced above include excess stock-based compensation deductions in the amount of $6,933 for 2011. The related tax benefits of $2,769 will not be recognized until the deduction reduces taxes payable. If and when the excess stock-based compensation related NOL tax assets are realized, the benefit will be credited to additional paid in capital.

The Company has provided a valuation allowance for the full amount of its net deferred tax assets as the Company believes that it is more likely than not that any future benefit from the deductible temporary differences and net operating losses and tax credit carryforwards will not be realized.

The Company will continue to assess the need for a valuation allowance in the future based on the weight of the evidence available. It is reasonably possible the Company could release some or all of its valuation allowance in the near term. In the quarter in which the valuation allowance is released, it is possible the Company would record a material tax benefit reflecting the release, which could result in a large favorable impact on the Company’s effective tax rate and high earnings per share from net income attributable to Zipcar in such quarter. The changes in valuation allowance for the years ended December 31, 2011, 2010 and 2009 of $(2,152), $2,924, and 759 respectively, were primarily attributable to changes in NOL carryforwards, reduction in the temporary differences for fixed assets, and the acquisition of Streetcar.

The Company follows the guidance on Accounting for Uncertain Tax Positions. The guidance requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. It also provides guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized and other matters. The Company had no amounts recorded for any unrecognized tax benefits as of December 31, 2011. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2011, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2008 are open to income tax audit examination by the federal and state tax authorities. The Company’s foreign jurisdictions in the United Kingdom and in Canada are also open for income tax audit examination since December 31, 2008. In addition, as the Company has NOL carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of NOL generated in those years.

Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has performed an analysis under Section 382, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of NOLs and research and development credits carryforward due to ownership changes that have occurred previously. Based on this analysis, the Company has determined that while ownership changes have occurred during its history, a substantial portion of the NOLs and credits are available for future utilization.

13.	Segment Information

The Company’s operating segments are the same as its reportable segments. The Company has identified two reportable segments: North America and the United Kingdom. Both segments derive revenue primarily from member’s usage of vehicles. The United Kingdom operations increased significantly as a result of the Streetcar acquisition in April 2010. The Company does not allocate certain expenses including corporate costs and overhead, intangible amortization and stock-based compensation to its segments. Therefore, corporate reconciling items are used to capture the items excluded from segment operating performance measures. No revenue was recorded from transactions between segments. Asset information by operating segment is not reported to or received by the chief operating decision maker and, therefore, the Company has not disclosed asset information for each of the operating segments.

The Company’s segment information is as follows:

	December 31,
	2011	2010	2009
Revenue:
North America	$199,288	$157,304	$127,460
United Kingdom	42,361	28,797	3,722

Total segment revenue	$241,649	$186,101	$131,182

Income (loss) before income taxes:
North America	38,036	26,567	15,069
United Kingdom	(3,799)	(1,524)	(2,040)

Total segment income before income taxes	34,237	25,043	13,029

Corporate expenses	(25,942)	(22,844)	(15,429)
Acquisition and integration costs	(5,626)	(5,627)	—
Stock-based compensation	(4,111)	(2,774)	(1,692)
Amortization of acquired intangible assets	(3,892)	(3,414)	(990)
Interest income	128	47	60
Interest expense (non-vehicle)	(5,024)	(5,245)	(1,853)
Other income, net	2,812	1,004	2,292

Loss before income taxes and noncontrolling interest	$(7,418)	$(13,810)	$(4,583)

	December 31,
	2011	2010	2009
Interest expense:
North America	$2,303	$1,749	$475
United Kingdom	1,307	1,191	129

Total segment interest expense	3,610	2,940	604

Corporate interest expense	5,024	5,245	1,853

Total	$8,634	$8,185	$2,457

	December 31,
	2011	2010	2009
Depreciation and amortization:
North America	$15,448	$4,525	$2,414
United Kingdom	8,044	4,274	893

Total segment depreciation	23,492	8,799	3,307

Corporate depreciation	1,756	1,389	1,013
Amortization of acquired intangible assets	3,892	3,414	990

Total	$29,140	$13,602	$5,310

The Company’s revenue and long-lived assets by geographic area is included in the following tables:

	December 31,
	2011	2010	2009
Revenue:
United States	$185,965	$147,454	$120,181
International	55,684	38,647	11,001

Total	$241,649	$186,101	$131,182

	December 31,
	2011	2010
Long-lived assets:
United States	$76,809	$39,093
International	26,980	31,824

Total	$103,789	$70,917

14.	Subsequent Events

On February 1, 2012, the Company completed its option to purchase a majority interest in Barcelona-based Catalunya Carsharing S.A., Inc., known as Avancar. In connection with this investment, the Company funded $1,758 and also converted its existing loan of $398 to equity. The Company now has a controlling interest of more than 60%.

On February 10, 2012, the Company made an equity investment of $8,700 for a minority ownership in Wheelz, Inc. a peer-to-peer car sharing company targeting university and other campus communities.

On February 17, 2012, the third party representing the redeemable non-controlling interest in one of the Company subsidiaries sold its ownership interest to the Company for $400.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2011. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning executive officers and directors that is required by this Item 10 will be set forth in our proxy statement for our 2012 annual meeting of stockholders under the headings “Executive Officers,” “Directors and Nominees for Director,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

We have adopted a written code of business conduct and ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and have posted it in the “Investor Relations — Corporate Governance” section of our website, which is located at www.zipcar.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, our code of business conduct and ethics by posting such information on our website within four business days of such waiver or amendment.

Item 11. Executive Compensation

Information required by this Item 11 will be set forth in our proxy statement for our 2012 annual meeting of stockholders under the headings “Executive and Director Compensation and Related Matters,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item 12 relating to security ownership of certain beneficial owners and management will be contained in our 2012 proxy statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. Information required by this Item 12 relating to securities authorized for issuance under equity compensation plans will be contained in our 2012 proxy statement under the caption “Executive and Director Compensation and Related Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item 13 will be set forth in our proxy statement for our 2012 annual meeting of stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Determination of Independence” and “Board Committees,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item 14 will be set forth in our proxy statement for our 2012 annual meeting of stockholders under the heading “Independent Registered Public Accounting Firm’s Fees and Other Matters,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits

Item 15(a)(1) and (2) and Item 15(d) Financial Statements and Schedules

See “Index to Consolidated Financial Statements and Financial Statements Schedules” at Item 8 to this Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3) and Item 15(c) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIPCAR, INC.

/s/ Edward G. Goldfinger
Edward G. Goldfinger
Chief Financial Officer
Date: March 9, 2012	(Principal Financial and Accounting Officer and Duly Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Scott W. Griffith Scott W. Griffith	Chairman and Chief Executive Officer (Principal executive officer)	March 9, 2012

/s/ Edward G. Goldfinger Edward G. Goldfinger	Chief Financial Officer (Principal financial and accounting officer)	March 9, 2012

/s/ Stephen M. Case Stephen M. Case	Director	March 9, 2012

/s/ Donn Davis Donn Davis	Director	March 9, 2012

/s/ William W. Helman William W. Helman	Director	March 9, 2012

/s/ Robert C. Kagle Robert C. Kagle	Director	March 9, 2012

/s/ John F. Kenny, Jr. John F. Kenny, Jr.	Director	March 9, 2012

/s/ John J. Mahoney, Jr. John J. Mahoney, Jr.	Director	March 9, 2012

/s/ Jill C. Preotle Jill C. Preotle	Director	March 9, 2012

/s/ Margaret C. Whitman Margaret C. Whitman	Director	March 9, 2012

Exhibit Index

Exhibit Number	Description of Exhibit

2.1**	Amendment and Restatement of Share Purchase Agreement, dated April 13, 2010, by and among the Registrant and certain stockholders of Streetcar Limited, as set forth in the Deed, dated April 20, 2010 is incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-167220) filed on June 1, 2010, or the Form S-1

2.2**	Share Purchase Agreement, dated April 20, 2010, by and among the Registrant, Appleby Trust (Jersey) Ltd., Andrew Valentine and certain stockholders of Streetcar Limited is incorporated by reference to Exhibit 2.2 to the Form S-1

2.3**	Agreement and Plan of Merger, dated September 26, 2007, by and among the Registrant, Zulu Acquisition Corp, Mobility, Inc. and ALPS Communications LLC, as Equityholders’ Representative is incorporated by reference to Exhibit 2.3 to the Form S-1

3.1	Eighth Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2011

3.2	Second Amended and Restated By-laws of the Registrant is incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Form S-1 filed on March 7, 2011, or Amendment No. 4

4.1	Specimen Stock Certificate evidencing the shares of common stock of the Registrant is incorporated by reference to Exhibit 4.1 to Amendment No. 4

10.1†	2000 Stock Option/Stock Issuance Plan, as amended is incorporated by reference to Exhibit 10.1 to the Form S-1

10.2†	Form of Incentive Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.2 to the Form S-1

10.3†	Form of Nonstatutory Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.3 to the Form S-1

10.4†	2010 Stock Incentive Plan is incorporated by reference to Exhibit 10.4 to the Form S-1

10.5†	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan is incorporated by reference to Exhibit 10.5 to the Form S-1

10.6†	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan is incorporated by reference to Exhibit 10.6 to the Form S-1

10.7†	2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Form S-1 filed on March 30, 2011

10.8†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.8 to Amendment No. 4

10.9†	Form of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.9 to Amendment No. 4

10.10†	Form of Nonstatutory Stock Option Agreement for Directors under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.42 to Amendment No. 4

10.11†	Revised Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.12†	Revised Form of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

Exhibit Number	Description of Exhibit

10.13†	Offer Letter Agreement, dated October 14, 2003, between the Registrant and Scott Griffith, as amended on December 23, 2008 and February 24, 2010 is incorporated by reference to Exhibit 10.10 to the Form S-1

10.14†	Amendment No. 2 to Letter Agreement, dated as of February 22, 2012, between the Registrant and Scott Griffith is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.15†	Offer Letter Agreement, dated October 19, 2007, between the Registrant and Mark Norman, as amended on December 15, 2008, April 2, 2010 and December 21, 2010 is incorporated by reference to Exhibit 10.11 to Amendment No. 4

10.16†	Amendment No. 4 to Letter Agreement, dated as of February 22, 2012, between the Registrant and Mark Norman is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.17†	Offer Letter Agreement, dated September 4, 2007, between the Registrant and Edward Goldfinger, as amended on December 15, 2008 and February 24, 2010 is incorporated by reference to Exhibit 10.12 to the Form S-1

10.18†	Amendment No. 1 to Letter Agreement, dated as of February 22, 2012, between the Registrant and Edward Goldfinger is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.19†	Offer Letter Agreement, dated December 4, 2009, between the Registrant and Robert Weisberg is incorporated by reference to Exhibit 10.13 to the Form S-1

10.20†	Indemnification Agreement, dated as of July 8, 2005, between the Registrant and Robert Kagle is incorporated by reference to Exhibit 10.14 to the Form S-1

10.21†	Indemnification Agreement, dated as of October 26, 2006, between the Registrant and William Helman is incorporated by reference to Exhibit 10.15 to the Form S-1

10.22†	Indemnification Agreement, dated as of October 31, 2007, between the Registrant and Donn Davis is incorporated by reference to Exhibit 10.16 to the Form S-1

10.23†	Form of Indemnification Agreement between the Registrant and its directors and executive officers is incorporated by reference to Exhibit 10.37 to Amendment No. 4

10.24†	Restricted Stock Agreement between the Registrant and Margaret C. Whitman, dated February 24, 2011 is incorporated by reference to Exhibit 10.39 to Amendment No. 4

10.25†	Restricted Stock Agreement between the Registrant and John F. Kenny, Jr., dated February 24, 2011 is incorporated by reference to Exhibit 10.40 to Amendment No. 4

10.26†	Restricted Stock Agreement between the Registrant and John J. Mahoney, Jr., dated February 24, 2011 is incorporated by reference to Exhibit 10.41 to Amendment No. 4

10.27†	2011 Executive Bonus Plan is incorporated by reference to Exhibit 10.38 to Amendment No. 4

10.28†	2012 Leadership Team Variable Compensation Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.29	Seventh Amended and Restated Registration Rights Agreement, dated November 17, 2010, by and among the Registrant and the stockholders set forth therein is incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Form S-1 filed on December 17, 2010, or Amendment No. 3

10.30	Form of Warrant to purchase Common Stock issued to stockholders of Streetcar Limited on April 20, 2010 is incorporated by reference to Exhibit 10.25 to the Form S-1

Exhibit Number	Description of Exhibit

10.31	Amended and Restated Base Indenture, dated as of May 11, 2011, by and between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011, or the Form 10-Q

10.32	Amended and Restated Collateral Agency Agreement, dated as of May 11, 2011, by and among Zipcar Vehicle Financing LLC, the Registrant and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.2 to the Form 10-Q

10.33	Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of May 11, 2011, by and between Zipcar Vehicle Financing LLC and the Registrant is incorporated by reference to Exhibit 10.3 to the Form 10-Q

10.34	Amended and Restated Administration Agreement, dated as of May 11, 2011, by and among Zipcar Vehicle Financing LLC, the Registrant and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.4 to the Form 10-Q

10.35	Amended and Restated Series 2010-1 Supplement, dated as of May 11, 2011, to Amended and Restated Base Indenture dated as of May 11, 2011 between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.5 to the Form 10-Q

10.36	Second Amended and Restated Limited Liability Company Agreement of Zipcar Vehicle Financing LLC, dated as of May 11, 2011, by the Registrant as the sole member is incorporated by reference to Exhibit 10.6 to the Form 10-Q

10.37	Amended and Restated Series 2010-1 Note Purchase Agreement, dated as of May 11, 2011, among Zipcar Vehicle Financing LLC, the Registrant and the other parties thereto is incorporated by reference to Exhibit 10.7 to the Form 10-Q

10.38**	Series 2011-1 Supplement, dated as of December 29, 2011, to Amended and Restated Base Indenture dated as of May 11, 2011 between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas

10.39**	Series 2011-1 Note Purchase Agreement, dated as of December 29, 2011, among Zipcar Vehicle Financing LLC, the Registrant and Barclays Bank PLC

10.40	Supplemental Indenture No. 1, dated as of February 13, 2012, to the Amended and Restated Series 2010-1 Supplement, dated as of May 11, 2011 between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas

10.41	Supplemental Indenture No. 1, dated as of February 13, 2012, to the Series 2011-1 Supplement dated December 29, 2011 between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas

10.42	Master Agreement for Lease and or Lease Purchase, dated February 12, 2008, by and between Streetcar Limited and Barclays Mercantile Business Finance Limited, as amended is incorporated by reference to Exhibit 10.36 to Amendment No. 3

10.43	Agreement in Relation to Operational and Financial Covenants between Streetcar Limited and Barclays Mercantile Business Finance Limited dated as of June 29, 2011 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2011

10.44	Lease, dated January 23, 2004, between Davenport Building Limited Partnership and the Registrant, as amended is incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 filed on July 19, 2010

10.45	Lease, dated October 22, 2008, between Streetcar Limited and Scottish & Newcastle (UK) Limited is incorporated by reference to Exhibit 10.35 to the Form S-1

Exhibit Number	Description of Exhibit

10.46	Lease, dated November 18, 2009, between Streetcar Limited and Wimbledon Property Limited is incorporated by reference to Exhibit 10.43 to Amendment No. 5 to the Form S-1 filed on March 22, 2011

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by President and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
**	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules and/or exhibits to this agreement to the Securities and Exchange Commission upon its request.