Form 10-Q
period 2012-03-31
ZIPCAR INC
filed 2012-05-04
CIK 1131457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2012, 39,811,802 shares of the registrant’s common stock were outstanding.

ZIPCAR, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zipcar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2012	December 31, 2011

Assets
Current assets
Cash and cash equivalents	$52,900	$61,658
Short-term marketable securities	23,256	24,788
Accounts receivable, net of allowance for doubtful accounts of $676 and $738 as of March 31, 2012 and December 31, 2011, respectively	6,396	7,452
Restricted cash	3,384	381
Prepaid expenses and other current assets	13,304	13,665

Total current assets	99,240	107,944
Long-term marketable securities	15,916	13,809
Property and equipment, net	113,406	103,789
Goodwill	104,107	99,696
Intangible assets	4,584	4,754
Restricted cash	6,207	7,277
Deposits and other noncurrent assets	15,456	7,269

Total assets	$358,916	$344,538

Liabilities and Equity
Current liabilities
Accounts payable	$5,657	$6,069
Accrued expenses	22,036	20,003
Deferred revenue	20,302	19,369
Current portion of capital lease obligations and other debt	12,755	11,367

Total current liabilities	60,750	56,808
Capital lease obligations and other debt, net of current portion	67,566	58,908
Deferred revenue, net of current portion	4,664	4,659
Other liabilities	1,781	2,313

Total liabilities	134,761	122,688

Commitments and contingencies (Note 9)

Redeemable non-controlling interest	1,531	400
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized at March 31, 2012 and December 31, 2011; 39,755,513 and 39,655,840 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	40	40
Additional paid-in capital	296,079	294,107
Accumulated deficit	(75,699)	(72,651)
Accumulated other comprehensive income (loss)	2,204	(46)

Total stockholders’ equity	222,624	221,450

Total liabilities and equity	$358,916	$344,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011

Revenue	$59,133	$49,133
Cost and expenses
Fleet operations	39,728	34,966
Member services and fulfillment	4,180	4,071
Research and development	934	962
Selling, general and administrative	15,536	12,687
Amortization of acquired intangible assets	886	1,073

Total operating expenses	61,264	53,759

Loss from operations	(2,131)	(4,626)
Other income (expense)
Interest income	76	9
Interest expense	(970)	(2,455)
Other, net	(134)	987

Loss before income taxes	(3,159)	(6,085)
(Benefit) provision for income taxes	(57)	17

Net loss	(3,102)	(6,102)
Less: net loss attributable to redeemable noncontrolling interest	54	5

Net loss attributable to Zipcar, Inc.	$(3,048)	$(6,097)

Net loss attributable to common stockholders per share:
Basic and Diluted	$(0.08)	$(0.95)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic and Diluted	39,584,560	6,434,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Net loss	$(3,102)	$(6,102)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,257	2,357
Unrealized losses on avaliable for sale securities for the period	(7)	—
Less: gains (losses) included in net income	—	—

Unrealized losses on avaliable for sale securities	(7)	—

Other comprehensive income, net of tax	2,250	2,357

Comprehensive loss	(852)	(3,745)
Less: comprehensive loss attributable to noncontrolling interest	54	5

Comprehensive loss attributiable to Zipcar, Inc.	$(798)	$(3,740)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(3,102)	$(6,102)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition
Depreciation and amortization	8,907	6,095
Amortization & accretion of debt related warrants	—	148
Amortization & accretion of marketable securities	23	—
Stock-based compensation expense	1,202	1,014
Loss on disposal of fixed assets	1,160	631
Redeemable convertible preferred stock warrant adjustment to fair value	—	174
Loss from equity method investments	69	—
Changes in operating assets and liabilities
Accounts receivable	1,352	(807)
Prepaid expenses and other assets	975	43
Accounts payable	(509)	1,314
Accrued expenses	2,092	(35)
Deferred revenue	762	539

Net cash provided by operating activities, net of acquisition	12,931	3,014

Cash flows from investing activities
Decrease (increase) in deposits	345	(17)
Purchases of available-for-sale securities	(7,317)	—
Proceeds from sale of available-for-sale securities	6,712	—
Increase in restricted cash	(1,928)	(999)
Cash acquired in business combination, net of transaction costs	460	—
Payments to acquire additional interest in subsidiaries	(400)	—
Investment in equity method investee	(8,700)	—
Proceeds from sale of property and equipment	4,066	2,614
Purchases of property and equipment	(15,509)	(10,965)

Net cash used in investing activities	(22,271)	(9,367)

Cash flows from financing activities
Proceeds from issuance of debt, net of debt issuance costs	6,271	6,300
Proceeds from exercise of stock options and warrants	449	115
Proceeds from issuance of restricted stock	—	2,500
Payments of issuance costs for contemplated initial public offering of common stock	—	(931)
Payments of principal under notes payable, capital lease obligations and other debt	(6,130)	(6,905)

Net cash provided by financing activities	590	1,079

Effect of exchange rate changes on cash and cash equivalents	(8)	56

Net decrease in cash and cash equivalents	(8,758)	(5,218)

Cash and cash equivalents
Beginning of period	61,658	43,005

End of period	$52,900	$37,787

Noncash investing and financing activities
Assets acquired under capital leases	$7,616	$296
Return of guaranteed residual value of expired leases	$—	$(2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts)

1. Nature of the Business

Zipcar, Inc. (“Zipcar” or the “Company”), a Delaware corporation, and its subsidiaries comprise a membership organization that provides self-service vehicle use by the hour or by the day. The Company places vehicles in convenient parking spaces throughout major metropolitan areas and universities in North America, the United Kingdom and Spain. Through the use of the Company’s proprietary software, members are able to reserve vehicles online, through a wireless mobile device or by phone, access the vehicle with an electronic pass card or mobile device, and receive automatic billings.

On April 19, 2011, the Company closed its initial public offering (“IPO”), of 11,136,726 shares of common stock at an offering price of $18.00 per share, of which 6,666,667 shares were sold by the Company and 4,470,059 shares were sold by selling stockholders, including 1,452,617 shares pursuant to the underwriters’ option to purchase additional shares. Net proceeds to the Company were approximately $108,278, after deducting underwriting discounts and expenses. Upon the closing of the IPO, the Company used $51,358 of the proceeds to repay all outstanding balances including interest as of the payment date associated with certain debt balances.

2. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the periods ended March 31, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 9, 2012.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012 and consolidated results of operations for the three month period ended March 31, 2012 and 2011 and consolidated cash flows for the three months ended March 31, 2012 and 2011, have been made. The condensed consolidated results of operations and cash flows for the period ended March 31, 2012 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2012.

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

The Company’s cash and cash equivalents of $52,900 and $61,658 and restricted cash of $9,591 and $7,658 as of March 31, 2012 and December 31, 2011, respectively, are carried at fair value based on quoted market prices, which is a Level 1 measurement in the hierarchy of fair value measurements. Short-term and long-term marketable securities of $39,172 and $38,597 at March 31, 2012 and December 31, 2011 are carried at fair value based on Level 1 input described above. The Company’s interest rate caps entered into in May 2011 and March 2012 were $36 at March 31, 2012 and also carried at fair value based on Level 2 inputs. The change in fair value of the interest rate caps was a decrease of $48 for the three months ended March 31, 2012. Management believes that the Company’s debt obligations approximate fair value based on the terms and characteristics of those instruments using Level 3 inputs.

Derivatives and Financial Instruments. The Company entered into interest rate caps to hedge interest rate exposures related to its variable funding notes as required under the terms of the facility. These instruments, which do not meet the requirements for hedge accounting, are carried as assets and marked to market at each reporting period with the change in fair value recorded in Other Income (Expense), net.

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

Depreciation expense for the three months ended March 31, 2012 and 2011 was $8,021 and $5,022, respectively. In the first quarter of 2012, the Company changed its estimate of the net realizable value at the end of the expected holding period of certain vehicles located in the United Kingdom and as a result increased the depreciation rates which resulted in higher depreciation expense of approximately $1,091 or $0.03 per diluted share, during the three months ending March 31, 2012 than if the Company had not changed the holding period estimate. During the remainder of 2012, the Company expects higher depreciation expense of approximately $776 than if the Company had not changed the holding period estimate.

Property and equipment at cost increased $14,568 during the three months ended March 31, 2012 including $12,465 related to net vehicle purchases. The composition of property and equipment, net is as follows:

	March 31, 2012	December 31, 2011

Vehicles	$125,715	$113,250
In-car electronic equipment	10,286	9,469
Office and computer equipment	5,728	5,460
Software	6,998	6,011
Leasehold improvements	2,143	2,112

Total	150,870	136,302
Less: accumulated depreciation	(37,464)	(32,513)

Property and equipment, net	$113,406	$103,789

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

The Company generates revenue primarily from vehicle usage and membership fees from individuals, university students and faculty, businesses and government agencies. Vehicle usage revenues are recognized as chargeable hours are incurred. Annual membership fees are nonrefundable and are deferred and recognized ratably over the one-year period of membership. Membership application fees are recorded as deferred revenue and recognized as revenue over the average life of the member relationship, which is currently estimated to be five years. Direct and incremental costs associated with the membership application process, consisting of the cost of driving record checks and the cost of providing membership cards, are deferred and recognized as an expense over the estimated life of the member relationship. Annual damage waiver fees to cover deductible costs are recorded as revenue ratably over the term of the waiver. The Company charges a fee for returning the vehicles late. Such fees are recorded as revenue at the time the fee is charged, which is at the end of the reservation period. Sometimes new members are offered driving credits by the Company as an inducement to joining the Company. These driving credits generally expire shortly after a new member joins and allow the member to operate the Company’s vehicles without paying for the usage of the vehicles until the credits are exhausted. These driving credits are treated as a deliverable in the arrangement and represent a separate unit of accounting since the credits have value on a stand-alone basis with reliable evidence of fair value. Accordingly, a portion of the annual fee received is allocated to such credits, based on relative fair value of each deliverable, and recorded as revenue upon utilization of such credits or upon expiration, whichever is earlier. The Company also provides driving credits to existing members for various reasons, including referring a new member. The cost related to such driving credits is estimated based on an average cost per hour and applied to the estimated hours of driving a member is eligible for based on the corresponding credits. The amount is recorded in the consolidated statement of operations in Fleet Operations.

The Company follows the Financial Accounting Standards Board (“FASB”) authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies are required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration must be allocated using the relative selling price method as the residual method is no longer be permitted.

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

Net Loss Per Share Attributable to Common Stockholders. Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive effect:

	Three Months Ended March 31,
	2012	2011
(in thousands)

Redeemable convertible preferred stock upon conversion to common stock	—	25,098
Options to purchase common stock	5,559	5,211
Warrants to purchase common stock	956	1,630
Warrants to purchase redeemable convertible preferred stock	—	65
Restricted Stock	87	173

Total	6,602	32,177

Segment Information. The Company operates in two reportable segments: North America and Europe. Both segments derive revenue primarily from members’ usage of vehicles.

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

New Accounting Guidance. Effective January 1, 2012 the Company retrospectively adopted ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”, or ASU 2011-05, authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, in December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer the new requirement under ASU 2011-05 to present components of reclassifications of other comprehensive income on the face of the income statement. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2012, the Company adopted ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”)”, which is intended to result in convergence between GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The new standard clarifies or changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents, short-term marketable securities or long-term marketable securities as of March 31, 2012 and December 31, 2011:

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	March 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$15,242	$0	$0	$15,242	$15,242	$0	$0

Level 1
Money market funds	37,658	—	—	37,658	37,658	—	—
US Treasury securities	8,209	—	—	8,209	—	8,209	—
US agency securities	21,903	2	(10)	21,895	—	10,176	11,719
Certificates of deposit and time deposits	9,071	—	(3)	9,068	—	4,871	4,197

Subtotal	76,841	2	(13)	76,830	37,658	23,256	15,916

Total	$92,083	$2	$(13)	$92,072	$52,900	$23,256	$15,916

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$18,463	$0	$0	$18,463	$18,463	$0	$0

Level 1
Money market funds	43,195	—	—	43,195	43,195	—	—
US Treasury securities	9,014	2	—	9,016	—	8,011	1,005
US agency securities	21,531	1	(6)	21,526	—	13,376	8,150
Certificates of deposit and time deposits	8,056	—	(1)	8,055	—	3,401	4,654

Subtotal	81,796	3	(7)	81,792	43,195	24,788	13,809

Total	$100,259	$3	$(7)	$100,255	$61,658	$24,788	$13,809

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized no net realized gains or losses during the three month period ended March 31, 2012. The maturities of the Company’s long-term marketable securities range from one year to two years.

As of March 31, 2012, gross unrealized losses were not material. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company’s investment policy requires investments to be U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs.

Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three month period ended March 31, 2012, the Company did not recognize any impairment charges. As of March 31, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

4. Acquisitions and Other Investments

On February 1, 2012, the Company exercised its option to purchase a majority interest in Barcelona-based Catalunya Carsharing S.A., known as Avancar in order to expand the Company’s presence in Europe. In connection with this investment, the Company funded Avancar with $1,758 and also converted its existing loan of $403 to equity and as a result, received additional shares such that the value held by existing shareholders remains unchanged. Combined with the 14% interest purchased in 2009 of $260, the Company now has a controlling interest in Avancar of more than 60% and accordingly Avancar is consolidated with the Company’s financial statements as of March 31, 2012. At acquisition date the Company recognized 100% of the fair value of net identifiable tangible and intangible assets of Avancar, non-controlling interest and the Company’s equity interest at fair value, and the excess as goodwill. The Company’s investment was based on a negotiated value for Avancar, hence the amount attributable to the noncontrolling interest, as stated below, is at fair value. The purchase price allocation is as follows:

Cash acquired	$2,218
Accounts receivable	203
Prepaid and other	44
Property and equipment	68
Deposits	16
Goodwill & other intangibles	2,917

Total assets	5,466
Accounts payable	(66)
Accrued expenses	(190)
Customer deposits	(502)
Notes payable	(739)
Non controlling interest	(1,548)

Total liabilites	(3,045)

Total purchase price allocation	$2,421

The breakout of goodwill and other intangibles was as follows:

		Weighted average amortization life (years)
Member relationships	$313	5.0
Tradename	117	3.0
Parking spaces in place	91	3.0
Reservation system	39	0.7
Goodwill	2,357

	$2,917

Goodwill results from expected synergies from the acquisition, including marketing associated with a single brand, a common technology platform and reduced administrative costs. Also included in goodwill is assembled workforce, which does not qualify for separate recognition. The acquired intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being realized, which are on a straight-line basis for all acquired intangible assets except member relationships because the economic benefit derived from member relationships declines each year due to member attrition. The goodwill associated with this acquisition is reported within the Europe segment. Goodwill and intangible assets recognized in this transaction are not deductible for tax purposes.

During the period from December 2014 through December 2015, the remaining stockholders have a put option to sell their shares to the Company, and the Company has a call right to acquire such shares, at an agreed price based on a certain multiple of EBITDA. Since the put and call options are not legally detachable and separately exercisable, they are not considered free standing instruments and as such will not be accounted for separately from the underlying investment. Accordingly, the put and call options are reflected within the valuation of the non-controlling interest.

The results of Avancar for the three months ended March 31, 2012 and the pro forma impact of Avancar for the three months ended March 31, 2012 and 2011 on the reported net loss attributable to Zipcar, Inc. and net loss attributable to common stockholders per share—basic and diluted, are not considered material and therefore are not disclosed. Acquisition costs associated with Avancar are recorded in selling, general and administrative expenses and are also not considered material for the three months ended March 31, 2012.

        On February 10, 2012, the Company made an equity investment of $8,700 for a minority ownership interest in Wheelz, Inc,, a peer-to-peer car sharing company targeting university and other campus communities. This entire investment has been attributed to goodwill associated with equity method investee. The Company recognized equity loss of $69 for the three months ended March 31, 2012, which is reported as other income (expense), net. As of March 31, 2012, this investment had a carrying value of $8,631, which is reported in other noncurrent assets.

In connection with the acquisition of Flexcar, the Company obtained 85% ownership in one of Flexcar’s subsidiaries. The remaining 15% ownership in that subsidiary was held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary held a put right for the remaining interest in the subsidiary. The put right provided the holder of the redeemable non-controlling interest an option to sell its ownership interest to the Company after September 2011 at a price based on the fair value at the time of the exercise. Since the redeemable non-controlling interest in the subsidiary had a redemption feature, as a result of the put option, the Company classified the redeemable non-controlling interest in the subsidiary in the mezzanine section of the Consolidated Balance Sheets. The redeemable non-controlling interest was accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period. During the quarter ended March 31, 2012, the third party holding this redeemable non-controlling interest exercised its put option to sell its ownership interest to the Company for $400.

A summary of the changes in redeemable non-controlling interest for the quarters ended March 31, 2012 and March 31, 2011 is provided below:

	For The Three Months Ended March 31,
	2012	2011
	(amounts in thousands)
Balance at beginning of the period	$400	$277
Accretion of non-controlling interest to redemption value	—	94
Redemption of non-controlling interest	(400)	—
Acquisition of redeemable non-controlling interest	1,548	—
Net loss attributable to redeemable non-controlling interest	(54)	(5)
Foreign currency translation adjustment	37	—

Balance at end of the period	$1,531	$366

5. Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets.

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$104,107	$—	$99,696	$—

Member relationships	$11,314	$(7,820)	$10,748	$(7,124)
Parking spaces	1,952	(1,272)	1,803	(1,096)
Trade name	1,032	(671)	881	(560)
Noncompete agreements	687	(668)	665	(563)
Reservation system	334	(304)	284	(284)

	$15,319	$(10,735)	$14,381	$(9,627)

The changes in goodwill are as follows:

	Balance at	Adjustments to Goodwill		Balance at
	December 31, 2011	Acquisitions	Foreign Exchange	March 31, 2012

Europe	$57,825	$2,357	$2,054	$62,236
North America	41,871	—	—	41,871

Total	$99,696	$2,357	$2,054	$104,107

6. Stock-based Compensation

Stock-Based Incentive Plans. The Company’s 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”) permitted the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards with a maximum term of ten years. After the effective date of the Company’s 2011 Stock Incentive Plan, the Company granted no further stock options or other awards under the 2000 Plan or 2010 Plan.

In March 2011, the Company’s Board of Directors and stockholders approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of the IPO. Under the 2011 Plan, the Company originally reserved up to 2,500,000 shares of its common stock for issuance pursuant to stock options and stock awards, which included shares of common stock reserved for issuance under the 2010 Plan that remained available for issuance immediately prior to the closing of the IPO. In addition, the 2011 Plan contains an “evergreen” provision that provides for an annual increase in the number of shares available for issuance under the 2011 Plan on the first day of the fiscal years ending December 31, 2012, 2013 and 2014. The annual increase shall be equal to the lowest of 1,500,000 shares of common stock, 3% of the number of common shares outstanding on that date or a lesser amount as may be determined by the Company’s Board of Directors. The number of shares available for issuance under the 2011 Plan will also be increased by any shares subject to awards previously granted under the 2010 Plan or the 2000 Plan which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

As of March 31, 2012 and December 31, 2011, options to purchase 5,559,533 and 4,472,747 shares of common stock, respectively, were outstanding. As of March 31, 2012 and December 31, 2011, 2,444,823 shares and 2,414,635 shares of common stock, respectively, were available for future issuance under the 2011 Plan. The Company settles share-based compensation awards with newly issued shares.

Stock Options. During the quarter ended March 31, 2012, the Company granted options to purchase 1,185,950 shares of its common stock to employees with a weighted average exercise price of $13.53 and a weighted average grant date fair value of $7.25.

Restricted Stock. On February 24, 2011, the Company issued 173,370 restricted shares of common stock to three board members at a purchase price of $14.42 per share, which was the estimated fair value of the Company’s common stock on the date of grant. These shares are subject to a right, but not an obligation, of repurchase by the Company at the original issuance price, which lapses quarterly over two years from the date of issuance. The Company received proceeds of $2,500 from the issuance of such shares, which was recorded as deposit liability in the condensed consolidated balance sheet, and is being reclassified to additional paid-in capital over the vesting period. At March 31, 2012, 86,686 shares were restricted and the Company has recorded $1,250 associated with such shares as a current liability.

Stock-Based Compensation. The Company recognized stock-based compensation expense on all awards in the following expense categories:

	For The Three Months Ended March 31,
	2012	2011

Member services and fulfillment	$43	$25
Research and development	59	42
Selling, general, and administrative	1,100	947

Total stock-based compensation	$1,202	$1,014

7. Accrued Expenses

	March 31, 2012	December 31, 2011

Sales tax	$4,549	$4,899
Fleet related	3,354	3,455
Payroll and related benefits	3,299	4,237
Insurance	3,251	1,852
Member deposits	1,407	803
Legal, audit, tax, and professional fees	1,371	1,382
Marketing	1,316	156
Deposit liability	1,250	1,250
Interest and credit card fees	649	701
Rent	337	319
Other	1,253	949

Total accrued expenses	$22,036	$20,003

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

On December 29, 2011, ZVF issued a new series of variable funding notes pursuant to the ABS facility (the “2011 Series”) in the principal amount of $50,000. The 2011 Series has a revolving period of one year followed by an amortization period of two years. The interest rate is 2.0% per annum above the cost of funds, which approximates the 30-day commercial paper rate payable to conduit investors in addition to up to 0.85% per annum on the undrawn portion. ZVF expects to continue to use the ABS facility to purchase vehicles.

Fees paid towards the debt structure and debt issue costs such as legal expenses associated with the ABS facility are deferred and amortized to interest expense on a straight-line basis over the expected life of the debt, which is three years. The total unamortized balance of debt issue costs were $2,023 and $1,698 at March 31, 2012 and December 31, 2011, respectively. ZVF is subject to numerous restrictive covenants and compliance requirements under the base indenture and the other related agreements governing the ABS facility. The ABS facility agreements include restrictive covenants and compliance requirements applicable to ZVF with respect to liens, further indebtedness, minimum liquidity amounts, funding ratios, collateral enhancements, vehicle manufacturer mix, timely reporting and payments, use of proceeds, and sale of assets. For example, in order to obtain a funding advance under the ABS facility, the Company is required to contribute a proportionate amount of cash to ZVF for the exclusive use of vehicle purchases. The facility is also subject to events of default and amortization that are customary in nature for automobile asset-backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal and a liquidation of the fleet securing the facility. The Company’s interest rates are subject to increase following an amortization event, such as non-renewal. The carrying amount of vehicles pledged as collateral for the facility was $78,674 and $70,010 as of March 31, 2012 and December 31, 2011, respectively.

In May 2011, as required under the terms of the amendment and extension of the 2010 Series, the Company purchased an interest rate cap at 3.5% for the entire notional amount of $50,000 to hedge interest rate exposures through the new extended amortization period and liquidated its interest rate cap entered into in 2010 for an immaterial amount. Additionally, as required under the 2011 Series, in March 2012, the Company purchased an interest rate cap at 3.5% for the entire notional amount of $50,000 to hedge interest rate exposures through the amortization period. The Company entered into these interest rate caps to hedge interest rate exposures as required. These instruments, which do not meet the requirements for hedge accounting, are marked to market at each reporting period with the change in fair value recorded in Other Income (Expense), net.

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011

ABS facilities	$55,000	$48,000
Less: current poriton of long-term debt	—	—

Long-term debt	$55,000	$48,000

Payments due on long-term debt during each of the five fiscal years subsequent to March 31, 2012 are as follows:

2012	$—
2013	—
2014	55,000

$55,000

The carrying value of long-term debt approximates fair value as the debt bears variable interest rates that will fluctuate as changes occur in certain benchmark interest rates such as the 30 day commercial paper conduit interest rate.

The Company had $1,850 and $3,200 outstanding under letters of credit as of March 31, 2012 and December 31, 2011, respectively, related to operating leases.

9. Commitments and Contingencies

Leases. The Company leases its office spaces under noncancelable lease agreements. The leases include certain lease incentives, payment escalations and rent holidays, the net effect of which is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company also leases vehicles under noncancelable lease agreements (generally one-year commitments). Lease expenses for the Company’s office spaces and vehicles under operating leases were $4,577 and $6,772 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company has the option to buy out each lease at any time after a minimum period by paying the lessor the total principal due under the lease, including the guaranteed residual value and taking title of the leased vehicle. The Company historically has not exercised this option.

Future minimum annual lease payments under noncancelable leases as of March 31, 2012 are as follows:

	Operating Leases	Capital Leases

2012	4,407	10,080
2013	3,378	9,329
2014	1,348	5,309
2015	972	603
2016	776	—
2017	525	—
2018	163	—

Total future minimum lease payments	11,569	25,321

Less amounts currently due		12,755

		12,566

Capitalized vehicle leases have interest rates between 3.8% and 13.5%. Under certain capital lease agreements, the Company is required to maintain prescribed levels of cash and cash equivalents and working capital, which the Company was in compliance with as of March 31, 2012 and December 31, 2011.

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

10. Income Taxes

The provision (benefit) for income taxes for the three months ended March 31, 2012 and 2011 consists of a state current benefit of $57 and a state current provision of $17, respectively.

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

The Company has no amounts recorded for any unrecognized tax benefits as of March 31, 2012. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes, if any, as a component of its income tax provision. As of March 31, 2012, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2008 are open to income tax audit examination by the federal and state tax authorities. The Company’s foreign jurisdictions in the United Kingdom, Canada and in Spain are also open for income tax audit examination since December 31, 2008. In addition, as the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

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

11. Segment Information

The Company has identified two reportable segments: North America and Europe. Both segments derive revenue primarily from self-service vehicle use by its members. The North America segment, which includes the United States and Canada, represented substantially all of the Company’s revenue until the acquisition of Streetcar Limited, or Streetcar, in 2010. The Europe segment includes the operations of the United Kingdom and, since February 2012, Spain, when the Company acquired a majority ownership interest in Avancar. The Company does not allocate certain expenses, including corporate costs and overhead, amortization expense and stock-based compensation, to its segments. Therefore, corporate reconciling items are used to capture the items excluded from segment operating performance measures. No revenue was recorded from transactions between segments. Asset information by operating segment is not reported to or received by the chief operating decision maker, and therefore, the Company has not disclosed asset information for each of the operating segments.

The Company’s segment information is as follows:

	000000000	000000000
	For the Three Months Ended March 31,
	2012	2011
Revenue:
North America	$49,166	$40,167
Europe	9,967	8,966

Total segment revenue	$59,133	$49,133

Income (loss) before income taxes:
North America	8,270	5,696
Europe	(1,433)	(2,036)

Total segment income before income taxes	6,837	3,660

Corporate expenses	(7,456)	(6,254)
Acquisition and integration costs	(361)	(898)
Stock-based compensation	(1,202)	(1,014)
Amortization of acquired intangible assets	(886)	(1,073)
Interest income	76	9
Interest expense (non-vehicle)	(33)	(1,313)
Other income, net	(134)	798

Loss before income taxes and noncontrolling interest	$(3,159)	$(6,085)

	000000000	000000000
	For the Three Months Ended March 31,
	2012	2011
Interest expense:
North America	$656	$789
Europe	281	353

Total segment interest expense	937	1,142

Corporate interest expense	33	1,313

Total	$970	$2,455

	000000000	000000000
	For the Three Months Ended March 31,
	2012	2011
Depreciation and amortization:
North America	$4,867	$2,443
Europe	2,699	2,175

Total segment depreciation and amortization	7,566	4,618

Corporate depreciation	455	404

Amortization of acquired intangible assets	886	1,073

Total	$8,907	$6,095

The Company’s revenue and long-lived assets by geographic area are included in the following tables:

	0000000000000	0000000000000
	For the Three Months Ended March 31,
	2012	2011
Revenue:
United States	$46,055	$37,608
International	13,078	11,525

Total	$59,133	$49,133

	0000000000000	0000000000000
	March 31,
	2012	2011
Long-lived assets:
United States	$85,293	$46,618
International	28,113	28,188

Total	$113,406	$74,806

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include expectations regarding: any expectation of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any projections or estimates as to market size; factors that may affect our operating results; statements related to future economic conditions or performance; statements as to industry trends and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. These statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “target,” “continue,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II Item 1A titled “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, or SEC. Furthermore, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Zipcar operates the world’s leading car sharing network. We operate our membership-based business with approximately 9,300 vehicles in 17 major metropolitan areas and on more than 250 college campuses in the United States, Canada, the United Kingdom and Spain. Our car sharing service provides more than 709,000 members with cars on demand in reserved parking spaces within an easy walk of where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. We offer our solution to individuals, universities, businesses and government agencies.

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

Our revenue has grown from $57.8 million in 2007 to $241.6 million in 2011 and $59.1 million for the three months ended March 31, 2012. Since our inception, a substantial portion of our revenue has been generated in North America. As of March 31, 2012, we had an accumulated deficit of $75.7 million. Our business initially requires fleet, marketing and infrastructure investments in each metropolitan area. As markets develop and membership increases, our business benefits from operational efficiencies and economies of scale. Cash flows from our more mature markets are used to fund new and emerging markets as well as investments in our infrastructure.

Although our principal growth has been organic, we have also grown through acquisitions. In April 2010, we expanded our London operations with the acquisition of Streetcar Limited, or Streetcar, a car sharing service in the United Kingdom. In November 2007, we acquired Flexcar, a national operator of car sharing services. In December 2009, we made an equity investment for a minority ownership stake in Catalunya Carsharing S.A., known as Avancar, the largest car sharing operator in Spain. In February 2012, we increased our ownership Avancar to a majority holding of 60%. In connection with this investment, we funded Avancar with $1.8 million and also converted an existing loan to them of $0.4 million to equity. During the period from December 2014 through December 2015, the remaining Avancar stockholders have a put option to sell their shares to us and we have a call option to purchase all such shares at an agreed price based on a certain multiple of EBITDA. Also in February 2012, we made an equity investment of $8.7 million for a minority ownership interest in Wheelz, Inc. a peer-to-peer car sharing company targeting university and other campus communities. We invested in Wheelz based on the strength of their management team and go-to-market strategy. While the peer-to-peer model is still early in its evolution, we believe it presents a compelling market expansion opportunity that could both serve less dense geographies and potentially add a source of variable supply to the Zipcar fleet during peak demand periods in dense markets. We intend to test these ideas with Wheelz over time.

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

Our revenue is not concentrated within any one customer or business. Substantially all of our members and customers pay their fees and vehicle usage charges with a credit card. Our revenue is currently derived from the United States, the United Kingdom, Canada and Spain.

Fleet Operations

Fleet operations consist principally of costs associated with operating our vehicles such as lease expense, depreciation, parking, fuel, insurance, gain or loss on disposal of vehicles, accidents, repairs and maintenance as well as employee-related costs. Our fuel costs fluctuate as gasoline prices increase or decrease. We expect fleet operation costs to increase as we expand the number of vehicles in our fleet to service an expanding membership base and support future revenue growth. Over time, however, we expect these costs to decline as a percentage of revenue as we achieve increased efficiencies in our operations, a greater percentage of our markets reach critical mass and vehicle usage levels increase and a greater portion of our vehicles are financed under our asset backed loan facility, which we refer to as the ABS facility.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described in the notes to the condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and in our 2011 Annual Report on Form 10-K filed with the SEC on March 9, 2012 have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. We believe that the following policies involve the most judgment and complexity:

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

New Accounting Guidance. Effective January 1, 2012 we retrospectively adopted ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”, or ASU 2011-05, authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, in December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer the new requirement under ASU 2011-05 to present components of reclassifications of other comprehensive income on the face of the income statement. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Effective January 1, 2012, we adopted ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards, or IFRS”, which is intended to result in convergence between GAAP and IFRS requirements for measurement of, and disclosures about, fair value. The new standard clarifies or changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The adoption of this ASU did not have a material effect on our consolidated financial statements.

Results of Consolidated Operations

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except share and per share data)
Revenue	$59,133	$49,133
Cost and expenses
Fleet operations	39,728	34,966
Member services and fulfillment	4,180	4,071
Research and development	934	962
Selling, general and administrative	15,536	12,687
Amortization of acquired intangible assets	886	1,073

Total operating expenses	61,264	53,759

Loss from operations	(2,131)	(4,626)
Other income (expense)
Interest income	76	9
Interest expense	(970)	(2,455)
Other, net	(134)	987

Loss before income taxes	(3,159)	(6,085)
(Benefit) provision for income taxes	(57)	17

Net loss	(3,102)	(6,102)
Less: net loss attributable to redeemable noncontrolling interest	54	5

Net loss attributable to Zipcar, Inc.	$(3,048)	$(6,097)

Net loss attributable to common stockholders per share:
Basic and Diluted	$(0.08)	$(0.95)

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	For the Three Months Ended March 31,
	2012	2011

Revenue	100.0%	100.0%
Cost and expenses
Fleet operations	67.2	71.2
Member services and fulfillment	7.1	8.3
Research and development	1.6	2.0
Selling, general, and administrative	26.3	25.8
Amortization of acquired intangible assets	1.5	2.2

Total operating expenses	103.7	109.5

Loss from operations	(3.7)	(9.5)
Other income (expense)
Interest income	0.1	0.0
Interest expense	(1.6)	(5.0)
Other, net	(0.2)	2.0

Loss before income taxes	(5.4)	(12.5)
(Benefit) provision for income taxes	(0.1)	—

Net loss	(5.3)	(12.5)
Less: net loss attributable to redeemable noncontrolling interest	0.1	0.0

Net loss attributable to Zipcar, Inc.	(5.2)%	(12.5)%

Segments

We have identified two reportable segments: North America and Europe. In both segments, we derive revenue primarily from self-service vehicle use by our members.

Our North America segment, which includes the United States and Canada, represented substantially all of our revenue until our acquisition of Streetcar in 2010. Revenue increased from $40.2 million for the three months ended March 31, 2011 to $49.2 million for the three months ended March 31, 2012 in our North America segment, and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved from $5.7 million to $8.3 million during this period. These improvements are principally the results of growth in membership for the major metropolitan areas and universities in this segment and achieving higher margins based on operational and scale-based efficiencies.

Our Europe segment includes the operations of the United Kingdom for the entire reported periods and the operations of Spain since February 2012, the month in which we acquired a majority ownership in Avancar. Revenue increased from $9.0 million for the three months ended March 31, 2011 to $10.0 million for the three months ended March 31, 2012 in our Europe segment. During this period, the segment loss before income taxes, which excludes corporate expenses and certain other costs, decreased from $2.0 million to $1.4 million. This improvement is primarily due to improvements in our London operations, particularly in fleet utilization and revenue per vehicle, following the integration of the former Streetcar business in the fourth quarter of 2011. Refer to Note 11 to the consolidated financial statements for additional segment information.

Comparison of Three Months Ended March 31, 2012 and 2011

Revenue

	For the Three Months Ended March 31,		Change
	2012	2011	$	%
	(amounts in thousands)

Vehicle usage revenue	$49,224	$41,903	$7,321	17.5%
Fee revenue	9,834	7,157	2,677	37.4%
Other revenue	75	73	2	2.7%

Total	$59,133	$49,133	$10,000	20.4%

Total revenue increased 20.4% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Vehicle usage revenue increased primarily due to an increase in reservations associated with new Zipcar members. Fee revenue is derived from annual membership, application and damage waiver fees. The increase in fee revenue is primarily a result of a higher average member base at March 31, 2012 compared to March 31, 2011 along with higher fees and a strong uptake in our damage waiver offering. Our average membership increased to 696,000 for the three months ended March 31, 2012 from 566,000 for the three months ended March 31, 2011. Annual fee revenue and application fee revenue are recognized ratably over one and five years, respectively. Revenue per member decreased by $2 to $85 for the three months ended March 31, 2012 from $87 for the comparable period in 2011, primarily due to a decrease in vehicle usage revenue per member resulting from a focus on shifting mix from daily reservations to more profitable hourly reservations.

Operating Expenses

	For the Three Months Ended March 31,		Change
	2012	2011	$	%
	(amounts in thousands)

Fleet Operations	$39,728	$34,966	$4,762	13.6%
Member services and fulfillment	4,180	4,071	109	2.7%
Research and development	934	962	(28)	-2.9%
Selling, general and administrative	15,536	12,687	2,849	22.5%
Amortization of acquired intangible assets	886	1,073	(187)	-17.4%

Total	$61,264	$53,759	$7,505	14.0%

Fleet Operations: Fleet operations expenses increased 13.6% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Fleet operations expenses increased as a result of an increase in the number of vehicles in our fleet. The average number of vehicles in our fleet increased by 888 to 9,011 for the three months ended March 31, 2012 as compared to the same period in 2011. In addition, cost per vehicle marginally increased in the three months ended March 31, 2012 as compared to the same period in 2011 primarily due to higher gas prices. Fleet operations expenses as a percentage of revenue decreased to 67.2% for the three months ended March 31, 2012 from 71.2% for the same period in 2011 due to lower vehicle and financing costs and lower accident expense per mile, in part due to a milder winter in a number of North American cities, along with improved parking cost leverage.

Member Services and Fulfillment: Member services and fulfillment costs increased 2.7% for the three months ended March 31, 2012 as compared to the comparable period in 2011. Member services and fulfillment costs increased primarily due to an increase in average membership of approximately 130,000 to 696,000 at March 31, 2012 from 566,000 as of March 31, 2011. Member services and fulfillment as a percentage of revenue decreased to 7.1% for the three months ended March 31, 2012 from 8.3% for the comparable period in 2011 due to volume-based improvements in merchant processing fees and leverage from our contact center.

Research and Development: Research and development expenses decreased 2.9% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Research and development expenses as a percentage of revenue decreased to 1.6% from 2.0% for the three months ended March 31, 2012 and 2011, respectively. The decrease is attributable to an increase in internal capitalized cost for the continued development of our online reservation and fleet management system slightly offset by costs associated with additional headcount.

Selling, General and Administrative: Selling, general and administrative expenses increased 22.5% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in selling, general and administrative expenses for the three months ended March 31, 2012 from the same period in 2011 was primarily due to an increase in marketing programs, advertising costs and related discretionary spending of $1.3 million, labor and labor-related expenses, including stock compensation expense, of $1.1 million and other general and administrative related expenses of $0.4 million including the establishment of our European regional headquarters. Selling, general and administrative expenses as a percentage of revenue increased slightly to 26.3% for the three months ended March 31, 2012 from 25.8% for the comparable period in 2011.

Amortization of Acquired Intangible Assets: Acquired intangible assets associated with the Streetcar, Flexcar and Avancar acquisitions include member relationships, parking spaces, non-compete agreements, tradenames and reservation systems in existence at the time of the acquisition, and are amortized over their estimated useful lives of up to five years based on the pattern in which the economic benefits of the intangible assets are consumed. Amortization of acquired intangible assets decreased slightly to $0.9 million for the three months ended March 31, 2012 from $1.1 million for the three months ended March 31, 2011.

Interest Income: Interest income remained unchanged for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Interest Expense: Interest expense decreased by $1.5 million to $1.0 million for the three months ended March 31, 2012, from $2.5 million for the three months ended March 31, 2011. This decrease resulted from the retirement of high-cost corporate debt with our IPO proceeds in the second quarter of 2011.

Other Income (expense), net: Other income (expense), net decreased by $1.1 million to $0.1 million loss for the three months ended March 31, 2012 from $1.0 million income for the three months ended March 31, 2011. This decrease is primarily attributable to the sale of Zero Emission Vehicle, or ZEV, credits of $0.9 million during the three months ended March 31, 2011. Under certain state government regulations, vehicle manufacturers are required to ensure that a portion of the vehicles sold in that state are classified as “zero emission vehicles”. These laws provide for the purchase and sale of excess credits earned. Because we utilize energy efficient vehicles in our business, we were able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income. In addition, for the three months ended March 31, 2012, we recorded loss of $0.1 million related to our equity investment in Wheelz.

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

In addition to the key metrics described above, we also use Adjusted EBITDA, a non-GAAP financial measure, to assess our performance. We define Adjusted EBITDA as earnings before non-vehicle depreciation, non-vehicle interest, interest income, amortization, preferred stock warrant liability adjustment, stock compensation expenses, acquisition and integration costs, taxes and other income related to ZEV credits and income or loss from investments accounted for under the equity method. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes in our capital structure, income tax status and method of vehicle financing, and other items of a non-operational nature that affect comparability. We include vehicle-related depreciation and interest in our definition of Adjusted EBITDA because vehicles represent core operating assets used in the delivery of our service that require periodic replacement. In addition, the exclusion of these costs would result in a lack of comparability in the treatment of vehicles that are owned or leased under capital leases and those leased under operating leases.

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

Our quarterly key financial and operating metrics and non-GAAP financial measures are as follows:

	For the Three Months Ended
	March 31,
	2012	2011
Key Financial and Operating Metrics:
Ending members	709,429	576,914
Ending vehicles	9,329	8,216
Usage revenue per vehicle per day	$60	$57
Total revenue per member per period	$85	$87
Cost per new account	$71	$53
Average monthly member retention	98.0%	98.2%
Adjusted EBITDA (in thousands)	$(8)	$(1,885)

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

•

Cost per new account is defined as marketing and advertising expenses at the field level, divided by total gross new member additions in the period. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new members. Cost per new account has increased in the first quarter of 2012 compared to the first quarter of 2011 as we have increased our marketing and advertising programs, including in particular a broadcast media campaign.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of adjusted EBITDA
Net loss attributable to Zipcar, Inc.	$(3,048)	$(6,097)
Non-vehicle depreciation	613	561
Amortization	886	1,073
Non-vehicle interest expense	42	1,345
Interest income	(76)	(9)
Preferred stock warrant liability adjustment	—	174
Stock compensation	1,202	1,014
Acquisition and integration cost	361	898
Taxes	(57)	17
Zero Emission Vehicle credits	—	(861)
Loss of equity-method investee	69	—

Adjusted EBITDA	$(8)	$(1,885)

In addition to key operating and financial metrics, we have chosen to provide further information that we believe is useful for investors and analysts to understand the underlying trends in our business. With respect to our fleet, we have provided the number of vehicles at the end of each period that are owned, held under capital leases and held under operating leases. Vehicles held under operating leases are charged as a period expense to the cost of fleet operations. Owned vehicles and vehicles held under capital leases are capitalized as part of property and equipment and depreciated over their expected useful lives to estimated residual value.

Our quarterly vehicle data is as follows:

	For the Three Months Ended
	March 31,
	2012	2011

Owned vehicles	5,053	2,424
Capital lease vehicles	1,533	1,509
Operating lease vehicles	2,743	4,283

Ending vehicles	9,329	8,216

Through May 2010, we principally had used a combination of operating leases and capital leases to fund our vehicle fleet. In May 2010, Zipcar Vehicle Financing LLC, or ZVF, our wholly-owned bankruptcy-remote special purpose entity, completed the closing of the original series of variable funding notes, or the 2010 Series, under our ABS facility. In May 2011, the 2010 Series was amended and extended. On December 29, 2011, ZVF issued a new series of variable funding notes, which we refer to as the 2011 Series, pursuant to our ABS facility. As a result of the ABS facility, our mix of owned vehicles continues to increase in 2012 as we purchased more vehicles under such facility. The mix of vehicles under capital lease relates principally to our UK operation, which finances its fleet almost exclusively through capital leases. We expect these shifts in our financing strategy will result in higher property and equipment and higher capital lease obligations and vehicle-related debt on our balance sheet as well as a lower per vehicle cost included in cost of fleet operations and higher vehicle-related interest expense.

We have provided further financial information with respect to a combination of four markets: Boston, New York, San Francisco and Washington, D.C., together referred to as Established Markets. The Established Markets represent the first four cities that Zipcar entered during the period from 2000 to 2005. We believe it is helpful for investors and analysts to understand the revenue and income before tax in the Established Markets because these trends over time indicate what we may achieve as we grow in our less developed markets. Income before tax from Established Markets includes all costs associated with our operations in those markets, including all fleet related and insurance costs, market-related advertising, public relations expenses and an allocation of the costs of operating of the member services contact center. Corporate costs and overhead, such as finance, legal and IT expense are not allocated to our Established Markets.

Our quarterly Established Markets data is as follows:

	March 31,
	2012	2011
	(in thousands)

Established Markets:
Revenue	$32,789	$27,094
Income before tax	$6,815	$4,559

During the three months ended March 31, 2012, revenue for Established Markets grew 21% from the same period in 2011, while income before tax was 21% of revenue as compared to 17% in the prior year period. Income before tax tends to be lowest as a percentage of revenue in the first quarter of the year for seasonality reasons, driven both by weather and the relative absence of significant driving holidays.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and have an accumulated deficit of $75.7 million through March 31, 2012. We have financed our operations primarily through the sale of redeemable convertible preferred stock, sale of common stock in connection with our IPO, proceeds from the exercise of stock options and restricted stock, the issuance of long-term debt, operating and capital lease financings, vehicle related financing and from positive cash flow from operations. At March 31, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $92.1 million and $45 million available for vehicle financing under the ABS facility. Our marketable securities investment portfolio is invested in U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs. We believe that our current cash and cash equivalents, investments, cash flow from operations and funds available under our ABS and leasing facilities will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

In May 2011, we completed the closing of an amendment and extension of the 2010 Series. The committed aggregate principal amount of the 2010 Series is $50.0 million. The amended and extended 2010 Series has a revolving period of one year, with an amortization period of an additional two years and an interest rate 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion. Additionally, in December 2011, ZVF issued the 2011 Series in the principal amount of $50.0 million. The 2011 Series has a revolving period of one year followed by an amortization period of two years and an interest rate 2.0% per annum above the cost of funds which approximates the 30-day commercial paper rate payable to conduit investors in addition to up to 0.85% per annum on the undrawn portion. Our interest rates are subject to increase following an amortization event, such as non-renewal. We expect that ZVF will continue to use the ABS facility to purchase vehicles.

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Condensed cash flows

Net loss	$(3,102)	$(6,102)
Non-cash adjustments	11,361	8,062
Changes in working capital	4,672	1,054

Net cash provided by operating activities, net of acquisition	12,931	3,014

Purchases of available-for-sale securities	(7,317)	—
Proceeds from sale of available-for-sale securities	6,712	—
Increase in restricted cash	(1,928)	(999)
Investment in equity method investee	(8,700)	—
Proceeds from sale of property and equipment	4,066	2,614
Purchases of property and equipment	(15,509)	(10,965)
Other	405	(17)

Net cash used in investing activities	(22,271)	(9,367)

Proceeds from issuance of debt, net of debt issuance costs	6,271	6,300
Payments of principal under notes payable, capital lease obligations and other debt	(6,130)	(6,905)
Proceeds from issuance of restricted stock	—	2,500
Other	449	(816)

Net cash provided by financing activities	590	1,079

Effect of exchange rate changes on cash and cash equivalents	(8)	56

Net decrease in cash and cash equivalents	(8,758)	(5,218)
Cash and cash equivalents
Beginning of period	61,658	43,005

End of period	$52,900	$37,787

Operating activities:

Net cash provided by operating activities was $12.9 million for the three months ended March 31, 2012 primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $8.3 million excluding items such as depreciation, amortization, stock-based compensation, loss on disposal of fixed assets, and other items totaling $11.4 million. Favorable changes in operating assets and liabilities of $4.7 million primarily relate to increases to liabilities and accrued expenses and costs related to our operation as a public company as well as the reversal of a temporary increase in accounts receivable in December 2011 associated with integration of Streetcar members to the Zipcar system in addition to a decrease in other assets associated with $2.5 million received from the sale of ZEV credits due to us in the fourth quarter of 2011 and an increase in deferred revenue as a result of an increase in our membership base.

Net cash provided by operating activities during the three months ended March 31, 2011 was $3.0 million primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $2.0 million excluding non-cash items such as depreciation, amortization, accretion of warrants, stock-based compensation and other items totaling $8.1 million. Net income after non-cash adjustments includes $0.9 million of other income associated with the sale of certain ZEV credits. Favorable changes in operating assets and liabilities of $1.1 million primarily relate to increases to liabilities and accrued expenses due to costs associated with labor and employee-related expenses, and costs related to preparation for operating as a public company. Favorable change was also due to an increase in deferred revenue as a result of an increase in our membership base.

Investing activities:

Cash used in investing activities during the three months ended March 31, 2012 of $22.3 million was principally due to purchases of property and equipment of $15.5 million primarily under the ABS facility, our $8.7 million investment in Wheelz, purchases of marketable securities of $7.3 million and an increase in restricted cash of $1.9 million, partially offset by proceeds from the sale of marketable securities of $6.7 million and proceeds from the sale property and equipment of $4.1 million. The purchases were primarily for incremental and replacement vehicles and in-car equipment to support increased reservations from our growing membership base.

Cash used in investing activities during the three months ended March 31, 2011 of $9.4 million was primarily due to purchases of property and equipment of $11.0 million under the ABS facility and an increase in restricted cash of $1.0 million, partially offset by proceeds from the sale of property and equipment of $2.6 million.

Financing activities:

Cash provided by financing activities during the three months ended March 31, 2012 of $0.6 million was due to the issuance of debt under our ABS facility of $6.3 million and proceeds from the exercise of stock options and warrants $0.4 million offset by principal payments associated with capital lease obligations and the repayment and retirement of debt obligations of $6.1 million.

Cash provided by financing activities during the three months ended March 31, 2011 of $1.1 million was due to proceeds from the issuance of debt under the ABS facility as well as the issuance of restricted stock, partially offset by principal payments associated with capital lease obligations and other debt obligations, along with payments of issuance costs associated with the IPO.

Our future capital requirements may vary materially and will depend on many factors, including, but not limited to, our expansion into new markets, availability and cost of financing for our vehicles, our pricing and fee structure, the levels of marketing and promotion costs required to increase our membership base, the expansion of our sales, support and marketing organizations, the establishment of additional domestic and international offices, and other costs necessary to support our growth, changes in gasoline prices and other costs.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
(in thousands)

Operating leases	$11,569	$5,579	$3,832	$1,629	$529
Capital leases	25,321	12,755	12,500	66	—
Debt	55,000	—	55,000	—	—

Total	$91,890	$18,334	$71,332	$1,695	$529

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

Interest Rate & Credit Risk. We are exposed to changes in interest rates in the normal course of our business as a result of our ongoing investing and financing activities, which affect our debt as well as our cash, cash equivalents and marketable securities and the fair value of those investments. At March 31, 2012, we had unrestricted cash, cash equivalents and marketable securities totaling $92.1 million. These amounts were held for working capital purposes and capital expenditures and were invested primarily in government-backed securities. We do not enter into investments for trading or speculative purposes.

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

Our debt as of March 31, 2012 comprised ABS debt and capital leases, which totaled $80.3 million. The carrying value of our debt approximated fair value based on the underlying terms and characteristics of those instruments. Substantially all of our capital leases as of March 31, 2012 carry interest at a variable rate. Our ABS debt carries interest at a variable rate and we have entered into associated interest rate cap agreements to mitigate related interest rate exposure. We did not have any other debt outstanding in which fluctuations in the interest rates would impact us.

We are exposed to concentrations of credit risk in cash and cash equivalents. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy

Foreign Exchange Risk. We are exposed to foreign currency exchange rate risk inherent in revenues, cost, net income and assets and liabilities denominated in currencies other than the U.S. dollar, principally the British pound sterling, the Euro and the Canadian dollar. The potential change in foreign currency exchange rates, principally the British pound sterling, could impact us. Assets and liabilities associated with our U.K., Spanish and Canadian subsidiaries are translated to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income (loss) on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities. We view our investment in these foreign operations as long-term and, therefore, in the periods presented we have not entered into any derivative transactions to mitigate the currency effect on our operating results. We have no intention of hedging our foreign exchange risk at this time; however, such exposure to foreign currency exchange rate fluctuations in the future will be evaluated on an ongoing basis. We do not enter into derivatives for trading or other speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have a history of losses, and we may be unable to sustain profitability.

We have experienced net losses in each year since our inception and as of March 31, 2012, we had an accumulated deficit of $75.7 million. Although we were profitable for the last two quarters of 2011, we incurred a net loss for the first quarter of 2012. We cannot provide assurance that our business operations will again obtain profitability or if we will continue to incur net losses for the remainder of 2012 and beyond. We expect to incur significant future expenses as we develop and expand our business, which will make it harder for us to maintain future profitability. We may incur losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events.

Because many of our expenses are fixed, we may not be able to limit our losses if we fail to achieve our forecasted revenue.

To fulfill the anticipated demand for our car sharing services, we must make significant investments in vehicles and parking. The build-up of our fleet in advance of actual reservations exposes us to significant fixed costs. If market demand for our services does not increase as quickly as we have anticipated, or if there is a rapid and unexpected decline in demand for our services, we may be unable to offset these fixed costs in the near term and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses, reduced margins, underutilization of fleet capacity and asset impairment charges.

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

Our revenues have grown rapidly since our inception. We may not sustain these high rates of growth in future periods and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, our ability to be profitable may be adversely affected, and we may not have adequate resources to execute our business strategy.

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

In connection with other strategic investments, such as our Wheelz investment, we may receive illiquid stock of the investee company. If the investee fails to execute on its strategic plan, we may be unable to recover our investment and may be required to record an impairment loss on such investments. Failure to achieve the anticipated benefits of a strategic investment could harm our business and operating results.

Members of companies that we acquire in the future may not continue to use our services at the levels we estimate at the time of the acquisition or may not remain members of Zipcar.

In the fourth quarter of 2011, we completed the integration of Streetcar with Zipcar. Some former Streetcar members are not using our services at the same level as they used Streetcar’s services and some former Streetcar members have not used our services at all or terminated their membership. If members of car sharing companies that we may acquire in the future do not continue to use our services at the level that we estimate at the time of the acquisition or do not remain Zipcar members, our financial results will be adversely affected.

A material amount of our assets represent goodwill and intangible assets, and our earnings would be reduced if our goodwill or intangible assets were to become impaired.

As of March 31, 2012, our goodwill and intangible assets, net, represented approximately $108.7 million, or 30.3%, of our total assets, the majority of which is related to our Streetcar acquisition. Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually, or whenever events or changes in circumstances indicate an impairment may exist, based on the fair value of the reporting unit. Intangible assets, which relate primarily to the member relationships, parking spaces, trade name, non-compete agreements and technologies acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.

We face residual risks related to the value of vehicles in our fleet and risks related to potential disruptions in the supply of vehicles and parts, all of which could disrupt our business and harm our financial condition and operating results.

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

In addition, disruptions in the production of vehicles or parts used in our fleet, such as those caused by the natural disasters in Japan in 2011, may cause a reduction in supply, and an increase in the cost, of vehicles or parts. Substantial increases in the costs, or a significant delay or sustained interruption in the supply, of fleet vehicles or vehicle parts could adversely affect our ability to maintain our vehicle fleet, negatively affect our revenues and increase our operating expenses.

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

The impact of worldwide economic conditions, particularly in the United States, United Kingdom, Spain and other jurisdictions we may enter, including the resulting effect on consumer spending, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions, particularly those in the United States, the United Kingdom and Spain, and in particular their impact on levels of consumer spending. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Because a significant portion of spending for our services may be considered to be discretionary, declines in consumer spending may have a more negative effect on our business than on those businesses that sell products or services considered to be necessities.

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

We expect that the competitive environment for our car sharing service will become more intense as additional companies enter our existing markets or try to expand their operations in those markets. Currently, our primary competitors are traditional rental car companies that have established operating car sharing services, which generally have greater name recognition among our target members and greater financial, technical and marketing resources. Secondary competitors include for-profit and not-for-profit companies that provide car sharing services in specific neighborhoods, communities or cities. These secondary competitors may increase the number of vehicles in their fleets or enhance the vehicle offerings in their existing fleets to be more competitive, and additional competitors may enter our markets. Some of our competitors may respond more quickly to new or emerging technologies and changes in driver preferences or requirements that may render our services less desirable or obsolete. These competitors could introduce new solutions with competitive price and convenience characteristics or undertake more aggressive marketing campaigns than ours. New mobility models and technologies are emerging, including peer-to-peer, station-less and one-way car sharing and ride sharing. These models and technologies may become competitive with our services. We believe that price is one of the primary competitive factors in our market and pricing in our markets is very transparent. Our competitors, some of whom may have access to substantial capital, could compete aggressively with us on the basis of pricing. To the extent that we decrease our pricing as a result of downward pricing by our competitors and are not able to reduce our operating costs, it could have a material adverse impact on our results of operations, as we may lose members and experience a decrease in vehicle reservations.

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

Our self-service model may render us more susceptible to fraudulent transactions than in-person car rental companies, which may negatively affect our revenues and profitability

Because we obtain members’ billing information online, we do not obtain signatures from members in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. Fraudulent credit cards may be used online to obtain Zipcar membership and make subsequent reservations. Typically, these credit cards would not have been registered as stolen and would not therefore be rejected by our automatic authorization safeguards. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

Failure to comply with various country, provincial, state, county and city laws, including the collection of sales or related taxes, could harm our results of operations.

Our business is subject to various country, provincial, local and state tax collection requirements. Amounts that we are required to collect change frequently. As a result we need to continually ensure proper taxes are collected and remitted to the appropriate tax agencies. If we do not collect the appropriate taxes from our members, we may need to pay more than what we have collected. In addition we may be audited by various states and agencies to ensure compliance with tax collection requirements. Such audits could result in additional sales or other tax collection obligations on us which we may not be able to recover from our members. Such obligations could have a material adverse impact on our future operating results.

To date, some taxing authorities have not required us or our customers to pay a rental car tax each time a vehicle is reserved. However, there can be no assurance such tax will not be imposed on us and our members by these authorities in the future. Imposing such tax would have a material adverse effect on our business.

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

As of March 31, 2012, we had significant net operating loss carryforwards for U.S. federal tax and state tax purposes. The federal net operating loss carryforwards begin to expire in 2021 and certain state net operating loss carryforwards began to expire in 2007. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. We have performed an analysis on the annual limitations and determined that majority of our net operating loss carryforwards are available to reduce future corporate income tax liability. However, future ownership changes could further limit our ability to use these net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

Risks Relating to Our Indebtedness

We have substantial debt and may incur additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of March 31, 2012, we had an aggregate principal amount of debt outstanding of approximately $80.3 million, $25.3 million of which represents vehicle leases of Zipcar with several third parties and $55.0 million of which is directly associated with ZVF, our wholly-owned bankruptcy-remote special purpose entity. ZVF has entered into a securitization program and variable funding note facilities, pursuant to which ZVF can borrow up to $100 million from third-party lenders. ZVF has used these borrowed funds to purchase vehicles that it has leased to us. We refer to these vehicle financing lines as our ABS facility and expect that over time they will largely replace our existing leasing arrangements.

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

ZVF is subject to numerous restrictive covenants and compliance requirements under the agreements governing the ABS facility. The ABS facility agreements include restrictive covenants and compliance requirements applicable to ZVF with respect to liens, further indebtedness, minimum liquidity amounts, funding ratios, collateral enhancements, vehicle manufacturer mix, timely reporting and payments, use of proceeds, and sale of assets. For example, in order to obtain a funding advance under the ABS facility, we are required to contribute a proportionate amount of cash to ZVF for the exclusive use of vehicle purchases. The requirement to contribute cash to ZVF in order to obtain funding under our ABS facility may limit our ability to incur additional indebtedness and limit our capital expenditures. The ABS facility agreements also include restrictive covenants applicable to Zipcar including liens and use and maintenance of vehicles that may place restrictions and limitations on how we operate our business.

Our future reliance on asset-backed or other financing to purchase vehicles subjects us to a number of risks, many of which are beyond our control.

We expect to rely significantly on asset-backed financing to purchase vehicles for our domestic fleet and other sources of financing to purchase vehicles for our international fleet. If our access to asset-backed or other financing were reduced or were to become significantly more expensive for any reason, including as a result of the deterioration in the markets for asset-backed securities or credit in general, we cannot assure you that we would be able to refinance or replace our existing ABS facility or continue to finance new vehicle acquisitions on favorable terms, or at all.

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

Moreover, the volatile state of the global economy threatens to cause tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our ability to access short-term debt and the terms and cost of that debt. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs, which may have an adverse effect on our business, operating results and financial condition. We currently have operating and capital leases provided by various third parties. It is imperative to our business that we be able to continue to access capital through these lines of credit and our ABS facility in order to be able to finance the growth of our vehicle fleet.

Any disruption in our ability to refinance or replace our existing ABS facility or to continue to finance new vehicle acquisitions through asset-backed or other financing, or any negative development in the terms of financing available to us, including any increase in variable rates of interest, could cause our cost of financing to increase significantly and have a material adverse effect on our liquidity, financial condition and results of operations.

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

Shares of our common stock were sold in our IPO in April 2011 at a price of $18.00 per share, and our common stock has subsequently traded as high as $31.50 and as low as $10.64. The market price of our common stock could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our stock-based compensation expenses totaled $4.1 million, $2.8 million, $1.7 million and $1.2 million during 2011, 2010 and 2009 and the three months ended March 31, 2012, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Our executive officers and directors and their affiliates could have significant influence over us and could delay or prevent a change in corporate control.

As of March 31, 2012, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 35.5% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the period from January 1, 2012 through March 31, 2012, holders of our warrants exercised warrants to purchase an aggregate of 26,602 shares of our common stock, either through a cashless exercise or cash exercise. We received an aggregate of $26,000 of cash proceeds from the cash exercises of warrants to purchase an aggregate of 26,325 shares of our common stock. The remainder of the warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 409 shares of our common stock were exercised, resulting in the forfeiture of 132 shares in satisfaction of the warrant exercise price, and the issuance of 277 shares of our common stock.

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

We raised a total of $108.3 million in net proceeds in the IPO. We have used $51.4 million of these net proceeds to repay certain indebtedness and $8.7 million of these proceeds to fund our investment in Wheelz, Inc. None of these repayments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates, and none of such payments were direct or indirect payments to others. The remaining net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

INDEX TO EXHIBITS

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIPCAR, INC.

/s/ Edward G. Goldfinger
Edward G. Goldfinger
Chief Financial Officer
Date: May 4, 2012	(Principal Financial and Accounting Officer and Duly Authorized Signatory)