Form 10-Q
period 2012-06-30
ZIPCAR INC
filed 2012-08-03
CIK 1131457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, 40,012,746 shares of the registrant’s common stock were outstanding.

Zipcar, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zipcar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011

Assets
Current assets
Cash and cash equivalents	$42,235	$61,658
Short-term marketable securities	20,431	24,788
Accounts receivable, net of allowance for doubtful accounts of $680 and $738 as of June 30, 2012 and December 31, 2011, respectively	6,748	7,452
Restricted cash	2,682	381
Prepaid expenses and other current assets	17,249	13,665

Total current assets	89,345	107,944
Long-term marketable securities	18,605	13,809
Property and equipment, net	160,323	103,789
Goodwill	102,577	99,696
Intangible assets	3,720	4,754
Restricted cash	8,382	7,277
Deposits and other noncurrent assets	16,376	7,269

Total assets	$399,328	$344,538

Liabilities and Equity
Current liabilities
Accounts payable	$5,840	$6,069
Accrued expenses	21,189	20,003
Deferred revenue	20,997	19,369
Current portion of capital lease obligations and other debt	17,862	11,367

Total current liabilities	65,888	56,808
Capital lease obligations and other debt, net of current portion	102,679	58,908
Deferred revenue, net of current portion	4,769	4,659
Other liabilities	1,774	2,313

Total liabilities	175,110	122,688

Commitments and contingencies (Note 9)

Redeemable non-controlling interest	1,332	400
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized at June 30, 2012 and December 31, 2011; 40,012,746 and 39,655,840 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	40	40
Additional paid-in capital	298,509	294,107
Accumulated deficit	(76,121)	(72,651)
Accumulated other comprehensive income (loss)	458	(46)

Total stockholders’ equity	222,886	221,450

Total liabilities and equity	$399,328	$344,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$70,809	$61,559	$129,942	$110,692
Cost and expenses
Fleet operations	43,930	40,525	83,658	75,491
Member services and fulfillment	5,075	5,067	9,255	9,138
Research and development	1,058	1,010	1,992	1,972
Selling, general and administrative	19,274	14,723	34,810	27,410
Amortization of acquired intangible assets	753	994	1,639	2,067

Total operating expenses	70,090	62,319	131,354	116,078

Income (loss) from operations	719	(760)	(1,412)	(5,386)

Other income (expense)
Interest income	77	11	153	20
Interest expense	(1,025)	(4,530)	(1,995)	(6,985)
Other, net	(307)	(273)	(441)	714

Loss before income taxes	(536)	(5,552)	(3,695)	(11,637)
(Benefit) provision for income taxes	—	23	(57)	40

Net loss	(536)	(5,575)	(3,638)	(11,677)
Less: net loss attributable to redeemable noncontrolling interest	114	7	168	12

Net loss attributable to Zipcar, Inc.	$(422)	$(5,568)	$(3,470)	$(11,665)

Net loss attributable to common stockholders per share:
Basic and Diluted	$(0.01)	$(0.17)	$(0.09)	$(0.60)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic and Diluted	39,806,999	32,422,508	39,695,780	19,500,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(536)	$(5,575)	$(3,638)	$(11,677)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,748)	(216)	509	2,141
Unrealized gains (losses) on available for sale securities	2	—	(5)	—

Other comprehensive income (loss), net of tax	(1,746)	(216)	504	2,141

Comprehensive loss	(2,282)	(5,791)	(3,134)	(9,536)
Less: comprehensive loss attributable to noncontrolling interest	114	7	168	12

Comprehensive loss attributable to Zipcar, Inc.	$(2,168)	$(5,784)	$(2,966)	$(9,524)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(3,638)	$(11,677)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition
Depreciation and amortization	18,539	13,322
Amortization & accretion of debt related warrants	—	1,566
Amortization & accretion of marketable securities	48	—
Stock-based compensation expense	2,662	1,954
Loss on disposal of fixed assets	640	1,756
Redeemable convertible preferred stock warrant adjustment to fair value	—	724
Loss from equity method investments	312	—
Changes in operating assets and liabilities
Accounts receivable	950	(631)
Prepaid expenses and other assets	1,120	(3,105)
Accounts payable	(309)	2,386
Accrued expenses	3,619	1,256
Deferred revenue	1,709	2,154

Net cash provided by operating activities, net of acquisition	25,652	9,705

Cash flows from investing activities
Increase in deposits	(202)	(101)
Purchases of available-for-sale securities	(18,209)	—
Proceeds from sale of available-for-sale securities	17,712	—
Increase in restricted cash	(3,402)	(5,947)
Cash acquired in business combination, net of transaction costs	460	—
Payments to acquire additional interest in subsidiaries	(400)	—
Investment in equity method investee	(8,700)	—
Proceeds from sale of property and equipment	11,534	5,858
Purchases of property and equipment	(69,071)	(38,316)

Net cash used in investing activities	(70,278)	(38,506)

Cash flows from financing activities
Proceeds from issuance of debt, net of debt issuance costs	37,058	25,683
Proceeds from exercise of stock options and warrants	1,046	791
Proceeds from issuance of restricted stock	—	2,500
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,881	—	109,719
Payments of principal under notes payable, capital lease obligations and other debt	(12,500)	(61,754)

Net cash provided by financing activities	25,604	76,939

Effect of exchange rate changes on cash and cash equivalents	(401)	(141)

Net (decrease) increase in cash and cash equivalents	(19,423)	47,997

Cash and cash equivalents
Beginning of period	61,658	43,005

End of period	$42,235	$91,002

Noncash investing and financing activities
Assets acquired under capital leases	$19,275	$9,186
Return of guaranteed residual value of expired leases	$—	$(1)
Issuance of note in connection with insurance premiums	$4,637	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share and per share amounts)

1. Nature of the Business

Zipcar, Inc. (“Zipcar” or the “Company”), a Delaware corporation, and its subsidiaries comprise a membership organization that provides self-service vehicle use by the hour or by the day. The Company places vehicles in convenient parking spaces throughout major metropolitan areas and universities in North America, the United Kingdom, Spain and Austria. Through the use of the Company’s proprietary software, members are able to reserve vehicles online, through a wireless mobile device or by phone, access the vehicle with an electronic pass card or mobile device, and receive automatic billings.

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

The condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the periods ended June 30, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 9, 2012.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012 and consolidated results of operations for the three and six month periods ended June 30, 2012 and 2011 and consolidated cash flows for the six months ended June 30, 2012 and 2011, have been made. The condensed consolidated results of operations and cash flows for the periods ended June 30, 2012 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2012.

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

The Company’s cash and cash equivalents of $42,235 and $61,658 and restricted cash of $11,064 and $7,658 as of June 30, 2012 and December 31, 2011, respectively, are carried at fair value based on quoted market prices, which is a Level 1 measurement in the hierarchy of fair value measurements. Short-term and long-term marketable securities of $39,036 and $38,597 at June 30, 2012 and December 31, 2011 are carried at fair value based on Level 1 input described above. The Company’s interest rate caps entered into in May 2012 and March 2012 were $39 at June 30, 2012 and also carried at fair value based on Level 2 inputs. The change in fair value of the interest rate caps was a net decrease of $36 and $84 for the three and six months ended June 30, 2012, respectively. Management believes that the Company’s debt obligations approximate fair value based on the terms and characteristics of those instruments using Level 3 inputs. The carrying value of long-term debt approximates fair value as the debt bears variable interest rates that will fluctuate as changes occur in certain benchmark interest rates such as the 30-day commercial paper conduit interest rate.

Derivatives and Financial Instruments. The Company entered into interest rate caps to hedge interest rate exposures related to its variable funding notes as required under the terms of its asset backed security facility. These instruments, which do not meet the requirements for hedge accounting, are carried as assets and marked to market at each reporting period with the change in fair value recorded in Other Income (Expense), net.

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

Depreciation expense for the three months ended June 30, 2012 and 2011 was $8,879 and $6,230, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $16,900 and $11,252, respectively. In the first quarter of 2012, the Company changed its estimate of the net realizable value at the end of the expected holding period of certain vehicles located in the

United Kingdom and as a result increased the depreciation rates which, resulted in higher depreciation expense of approximately $344, or $0.01 and $1,435, or $0.04 per diluted share, during the three and six months ended June 30, 2012, respectively, than if the Company had not changed the holding period estimate. During the remainder of 2012, the Company expects higher depreciation expense of approximately $423 than if the Company had not changed the holding period estimate.

Property and equipment at cost increased $64,986 during the six months ended June 30, 2012 including $59,626 related to net vehicle purchases. The composition of property and equipment, net is as follows:

	June 30, 2012	December 31, 2011

Vehicles	$172,876	$113,250
In-car electronic equipment	11,668	9,469
Office and computer equipment	5,954	5,460
Software	8,358	6,011
Leasehold improvements	2,432	2,112

Total	201,288	136,302
Less: accumulated depreciation	(40,965)	(32,513)

Property and equipment, net	$160,323	$103,789

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

The following common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders because they had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2012	2011
(in thousands)

Options to purchase common stock	5,434	5,103
Warrants to purchase common stock	778	1,060
Restricted Stock	65	152

Total	6,277	6,315

Segment Information. The Company operates in two reportable segments: North America and Europe. Both segments derive revenue primarily from members’ usage of vehicles.

Other Income. During the six months ended June 30, 2011, the Company received $861 from selling some of its zero emission vehicle (“ZEV”) credits to a third party. The Company received these credits under a state-based low-emission regulation. These laws provide for the purchase and sale of excess credits earned. Because the Company utilizes energy efficient vehicles in its business, the Company was able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

New Accounting Guidance. Effective January 1, 2012, the Company retrospectively adopted ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”, or ASU 2011-05, authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, in December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer the new requirement under ASU 2011-05 to present components of reclassifications of other comprehensive income on the face of the income statement. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents, short-term marketable securities or long-term marketable securities as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$20,932	$—	$—	$20,932	$20,932	$—	$—

Level 1
Money market funds	21,303	—	—	21,303	21,303	—	—
US Treasury securities	4,804	—	(3)	4,801	—	3,802	999
US agency securities	21,822	3	(6)	21,819	—	10,315	11,504
Certificates of deposit and time deposits	12,420	2	(6)	12,416	—	6,314	6,102

Subtotal	60,349	5	(15)	60,339	21,303	20,431	18,605

Total	$81,281	$5	$(15)	$81,271	$42,235	$20,431	$18,605

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$18,463	$—	$—	$18,463	$18,463	$—	$—

Level 1
Money market funds	43,195	—	—	43,195	43,195	—	—
US Treasury securities	9,014	2	—	9,016	—	8,011	1,005
US agency securities	21,531	1	(6)	21,526	—	13,376	8,150
Certificates of deposit and time deposits	8,056	—	(1)	8,055	—	3,401	4,654

Subtotal	81,796	3	(7)	81,792	43,195	24,788	13,809

Total	$100,259	$3	$(7)	$100,255	$61,658	$24,788	$13,809

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized no net realized gains or losses during the three and six month periods ended June 30, 2012. The maturities of the Company’s long-term marketable securities range from one year to two years.

As of June 30, 2012, gross unrealized losses were not material. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company’s investment policy requires investments to be U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs.

Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and six month periods ended June 30, 2012, the Company did not recognize any impairment charges. As of June 30, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

4. Acquisitions and Other Investments

On February 1, 2012, the Company exercised its option to purchase a majority interest in Barcelona-based Catalunya Carsharing S.A., known as Avancar in order to expand the Company’s presence in Europe. In connection with this investment, the Company funded Avancar with $1,758 and also converted its existing loan of $403 to equity and as a result, received additional shares such that the value held by existing shareholders remains unchanged. Combined with the 14% interest purchased in 2009 of $260, the Company now has a controlling interest in Avancar of more than 60% and, accordingly, Avancar is consolidated with the Company’s financial statements as of June 30, 2012. At acquisition date the Company recognized 100% of the fair value of net identifiable tangible and intangible assets of Avancar, non-controlling interest and the Company’s equity interest at fair value, and the excess as goodwill. The Company’s investment was based on a negotiated value for Avancar, hence the amount attributable to the noncontrolling interest, as stated below, is at fair value. The purchase price allocation is as follows:

Cash acquired	$2,218
Accounts receivable	203
Prepaid and other	44
Property and equipment	68
Deposits	16
Goodwill & other intangibles	2,917

Total assets	5,466
Accounts payable	(66)
Accrued expenses	(190)
Customer deposits	(502)
Notes payable	(739)
Non controlling interest	(1,548)

Total liabilities	(3,045)

Total purchase price allocation	$2,421

The breakout of goodwill and other intangibles was as follows:

		Weighted average amortization life (years)
Member relationships	$313	5.0
Tradename	117	3.0
Parking spaces in place	91	3.0
Reservation system	39	0.7
Goodwill	2,357

	$2,917

Goodwill results from expected synergies from the acquisition, including marketing associated with a consistent brand experience, a common technology platform and reduced administrative costs. Also included in goodwill is assembled workforce, which does not qualify for separate recognition. The acquired intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being realized, which are on a straight-line basis for all acquired intangible assets except member relationships because the economic benefit derived from member relationships declines each year due to member attrition. The goodwill associated with this acquisition is reported within the Europe segment. Goodwill and intangible assets recognized in this transaction are not deductible for tax purposes.

During the period from December 2014 through December 2015, the remaining Avancar stockholders have a put option to sell their shares to the Company, and the Company has a call right to acquire such shares, at an agreed price based on a certain multiple of EBITDA. Since the put and call options are not legally detachable and separately exercisable, they are not considered free standing instruments and as such will not be accounted for separately from the underlying investment. Accordingly, the put and call options are reflected within the valuation of the non-controlling interest.

The results of Avancar for the three and six months ended June 30, 2012 and the pro forma impact of Avancar for the six months ended June 30, 2012 and 2011 on the reported net loss attributable to Zipcar, Inc. and net loss attributable to common stockholders per share—basic and diluted, are not considered material and therefore are not disclosed. Acquisition costs associated with Avancar are recorded in selling, general and administrative expenses and are also not considered material for the six months ended June 30, 2012.

On February 10, 2012, the Company made an equity investment of $8,700 for a minority ownership interest in Wheelz, Inc., a peer-to-peer car sharing company targeting university and other campus communities. This entire investment has been attributed to goodwill associated with equity method investee. The Company recognized equity loss of $243 and $312 for the three and six months ended June 30, 2012, respectively, which is reported as other income (expense), net. As of June 30, 2012, this investment had a carrying value of $8,387, which is reported in other noncurrent assets.

In connection with the acquisition of Flexcar, the Company obtained 85% ownership in one of Flexcar’s subsidiaries. The remaining 15% ownership in that subsidiary was held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary held a put right for the remaining interest in the subsidiary. The put right provided the holder of the redeemable non-controlling interest an option to sell its ownership interest to the Company after September 2011 at a price based on the fair value at the time of the exercise. Since the redeemable non-controlling interest in the subsidiary had a redemption feature, as a result of the put option, the Company classified the redeemable non-controlling interest in the subsidiary in the mezzanine section of the Consolidated Balance Sheets. The redeemable non-controlling interest was accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period. During the first quarter of 2012, the third party holding this redeemable non-controlling interest exercised its put option to sell its ownership interest to the Company for $400.

A summary of the changes in redeemable non-controlling interest for the three and six months ended June 30, 2012 and 2011 is provided below:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
(amounts in thousands)
Balance at beginning of the period	$1,531	$366	$400	$277
Accretion of non-controlling interest to redemption value	—	122	—	216
Redemption of non-controlling interest	—	—	(400)	—
Acquisition of redeemable non-controlling interest	—	—	1,548	—
Net loss attributable to redeemable non-controlling interest	(114)	(7)	(168)	(12)
Foreign currency translation adjustment	(85)	—	(48)	—

Balance at end of the period	$1,332	$481	$1,332	$481

5. Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets.

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$102,577	$—	$99,696	$—

Member relationships	$11,125	$(8,190)	$10,748	$(7,124)
Parking spaces	1,908	(1,392)	1,803	(1,096)
Trade name	1,003	(748)	881	(560)
Noncompete agreements	671	(671)	665	(563)
Reservation system	325	(311)	284	(284)

	$15,032	$(11,312)	$14,381	$(9,627)

The changes in goodwill are as follows:

	Balance at	Adjustments to Goodwill		Balance at
	December 31, 2011	Acquisitions	Foreign Exchange	June 30, 2012

Europe	$57,825	$2,357	$524	$60,706
North America	41,871	—	—	41,871

Total	$99,696	$2,357	$524	$102,577

6. Stock-Based Compensation

Stock-Based Incentive Plans. The Company’s 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”) permitted the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards with a maximum term of ten years. After the effective date of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company granted no further stock options or other awards under the 2000 Plan or 2010 Plan.

In March 2011, the Company’s Board of Directors and stockholders approved the 2011 Plan, which became effective upon the closing of the IPO. Under the 2011 Plan, the Company originally reserved up to 2,500,000 shares of its common stock for issuance pursuant to stock options and stock awards, which included shares of common stock reserved for issuance under the 2010 Plan that remained available for issuance immediately prior to the closing of the IPO. In addition, the 2011 Plan contains an “evergreen” provision that provides for an annual increase in the number of shares available for issuance under the 2011 Plan on the first day of the fiscal years ending December 31, 2012, 2013 and 2014 equal to the lowest of 1,500,000 shares of common stock, 3% of the number of common shares outstanding on that date or a lesser amount as may be determined by the Company’s Board of Directors. Accordingly, on January 1, 2012, the number of shares available for issuance under the 2011 Plan increased by 1,189,675 shares. The number of shares available for issuance under the 2011 Plan will also be increased by any shares subject to awards previously granted under the 2010 Plan or the 2000 Plan which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

As of June 30, 2012 and December 31, 2011, options to purchase 5,434,120 and 4,472,747 shares of common stock, respectively, were outstanding. As of June 30, 2012 and December 31, 2011, 2,389,068 shares and 2,414,635 shares of common stock, respectively, were available for future issuance under the 2011 Plan. The Company settles share-based compensation awards with newly issued shares.

Stock Options. During the six months ended June 30, 2012, the Company granted options to purchase 1,331,300 shares of its common stock to employees with a weighted average exercise price of $13.23 and a weighted average grant date fair value of $7.08.

Restricted Stock. On February 24, 2011, the Company issued 173,370 restricted shares of common stock to three board members at a purchase price of $14.42 per share, which was the estimated fair value of the Company’s common stock on the date of issuance. These shares are subject to a right, but not an obligation, of repurchase by the Company at the original issuance price, which lapses quarterly over two years from the date of issuance. The Company received proceeds of $2,500 from the issuance of such shares, which was recorded as deposit liability in the condensed consolidated balance sheet, and is being reclassified to additional paid-in capital over the vesting period. At June 30, 2012, 65,015 shares were restricted and the Company has recorded $938 associated with such shares as a current liability.

Stock-Based Compensation. The Company recognized stock-based compensation expense on all awards in the following expense categories:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011

Member services and fulfillment	$54	$24	$97	$49
Research and development	31	39	90	81
Selling, general, and administrative	1,375	877	2,475	1,824

Total stock-based compensation	$1,460	$940	$2,662	$1,954

7. Accrued Expenses

	June 30, 2012	December 31, 2011

Fleet related	$4,449	$3,455
Payroll and related benefits	3,868	4,237
Sales tax	2,528	4,899
Legal, audit, tax, and professional fees	2,322	1,382
Insurance	2,180	1,852
Marketing	1,507	156
Deposit liability	1,348	1,250
Other	962	949
Member deposits	938	803
Interest and credit card fees	665	701
Rent	422	319

Total accrued expenses	$21,189	$20,003

8. Long-Term Debt

In May 2008, June 2009 and March 2010, the Company entered into Loan and Security Agreements (the “Loan and Security Agreements”) with two financial institutions, which provided for up to $40,000 in term loans. Amounts borrowed under these facilities were payable in monthly installments ranging between 27 and 36 months. In April 2010, in connection with the acquisition of Streetcar, the Company issued $5,000 in notes payable to certain former shareholders of Streetcar Limited (the “Streetcar Notes”), which the Company acquired in 2010.

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

On May 11, 2011, ZVF completed the closing of an amendment and extension of the 2010 Series. The committed aggregate principal amount of the amended and extended series was $50,000. The amended and extended 2010 Series had a revolving period of one year, with an amortization period of an additional two years. The interest rate was 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion.

On May 9, 2012, ZVF entered into a second amendment and restatement and extension of the 2010 Series. The committed aggregate principal amount of the second amended and extended Series remains at $50,000. The amended and extended Series has a revolving period of one year, with an amortization period of an additional two years. The interest rate is 2.0% per annum above the 30-day commercial paper conduit interest rate. Any undrawn portion of the 2010 Series is assessed a fee of 0.75% per annum.

On December 29, 2011, ZVF issued a new series of variable funding notes pursuant to the ABS facility (the “2011 Series”) in the principal amount of $50,000. The 2011 Series has a revolving period of one year followed by an amortization period of an additional two years. The interest rate is 2.0% per annum above the cost of funds, which approximates the 30-day commercial paper rate payable to conduit investors in addition to up to 0.65% per annum on the undrawn portion. ZVF expects to continue to use the ABS facility to purchase vehicles.

Fees paid towards the debt structure and debt issue costs such as legal expenses associated with the ABS facility are deferred and amortized to interest expense on a straight-line basis over the expected life of the debt, which is three years. The second amendment and restatement and extension of the 2010 Series was accounted for as a modification of debt and as such unamortized debt issuance costs associated with this Series are being amortized to interest expense over the expected life of the debt, which is three years. The total unamortized balance of debt issue costs were $2,024 and $1,698 at June 30, 2012 and December 31, 2011, respectively.

ZVF is subject to numerous restrictive covenants and compliance requirements under the base indenture and the other related agreements governing the ABS facility. The ABS facility agreements include restrictive covenants and compliance requirements applicable to ZVF with respect to liens, further indebtedness, minimum liquidity amounts, funding ratios, collateral enhancements, vehicle manufacturer mix, timely reporting and payments, use of proceeds, and sale of assets. For example, in order to obtain a funding advance under the ABS facility, the Company is required to contribute a proportionate amount of cash to ZVF for the exclusive use of vehicle purchases. The Company is in compliance with all restrictive covenants and compliance requirements. The facility is also subject to events of default and amortization that are customary in nature for automobile asset-backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal and a liquidation of the fleet securing the facility. The Company’s interest rates are subject to increase following an amortization event, such as non-renewal. The carrying amount of vehicles pledged as collateral for the facility was $117,644 and $70,010 as of June 30, 2012 and December 31, 2011, respectively.

In May 2012, in connection with the second amendment and restatement and extension of the 2010 Series, the Company liquidated its previous interest rate cap contract and purchased a new interest cap contract for a 3 year period as required under the terms of the ABS facility. The new interest rate cap, with the same 3.5% cap limit, was purchased at a cost of $39 net of proceeds from the sale of the previous interest rate cap contract. Additionally, as required under the 2011 Series, in March 2012, the Company purchased an interest rate cap at 3.5% for the entire notional amount of $50,000 to hedge interest rate exposures through the amortization period. These instruments, which do not meet the requirements for hedge accounting, are marked to market at each reporting period with the change in fair value recorded in Other Income (Expense), net.

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011

ABS facilities	$86,000	$48,000
Less: current portion of long-term debt	—	—

Long-term debt	$86,000	$48,000

Payments due on long-term debt during each of the five fiscal years subsequent to June 30, 2012 are as follows:

2012	$—
2013	—
2014	36,000
2015	50,000

$86,000

The Company had $1,850 and $3,200 outstanding under letters of credit as of June 30, 2012 and December 31, 2011, respectively, related to operating leases.

9. Commitments and Contingencies

Leases. The Company leases its office spaces under noncancelable lease agreements. The leases include certain lease incentives, payment escalations and rent holidays, the net effect of which is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company also leases vehicles under noncancelable lease agreements (generally one-year commitments). Lease expenses for the Company’s office spaces and vehicles under operating leases were $4,076 and $6,420 for the three months ended June 30, 2012 and 2011, respectively and $8,653 and $13,191 for the six months ended June 30, 2012 and 2011, respectively.

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

Future minimum annual lease payments under noncancelable leases as of June 30, 2012 are as follows:

	Operating Leases	Capital Leases

2012	3,190	11,373
2013	4,023	12,471
2014	1,513	8,340
2015	1,219	2,357
2016	965	—
2017	704	—
2018	233	—

Total future minimum lease payments	11,847	34,541

Less amounts currently due		17,877

		16,664

Capitalized vehicle leases have interest rates between 3.8% and 5.8%. Under certain capital lease agreements, the Company is required to maintain prescribed levels of cash and cash equivalents and working capital, which the Company was in compliance with as of June 30, 2012 and December 31, 2011.

Litigation. On July 27, 2011, a putative class action lawsuit was filed against the Company in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleged that the Company’s late fees were unlawful penalties. The lawsuit purported to assert claims against the Company for unjust enrichment, money had and received, for declaratory judgment, and for unfair and deceptive trade practices under Massachusetts General Laws ch. 93A, and requested certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff sought unspecified amounts of restitution and disgorgement of the revenues and/or profits that the Company allegedly received from imposing late fees, as well as a declaration that such late fees were void, unenforceable, and/or unconscionable, and an award of treble damages, attorneys’ fees and costs. On November 10, 2011, we filed a motion to dismiss, and on July 31, 2012, the court granted our motion to dismiss, dismissing the lawsuit with prejudice.

The Company is also subject, from time to time, to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its business, financial position, results of operations or cash flows.

10. Income Taxes

There is no provision (benefit) for income taxes for the three months ended June 30, 2012. For the three months ended June 30, 2011, a state current provision of $23 was recorded. A state current (benefit) and provision of $(57) and $40 was recorded for the six months ended June 30, 2012 and 2011, respectively.

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

The Company has no amounts recorded for any unrecognized tax benefits as of June 30, 2012. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes, if any, as a component of its income tax provision. As of June 30, 2012, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2008 are open to income tax audit examination by the federal and state tax authorities. The Company’s foreign jurisdictions in the United Kingdom, Canada and in Spain are also open for income tax audit examination since December 31, 2008. In addition, as the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

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

The Company’s segment information is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
North America	$58,829	$50,363	$107,995	$90,530
Europe	11,980	11,196	21,947	20,162

Total segment revenue	$70,809	$61,559	$129,942	$110,692

Income (loss) before income taxes:
North America	11,195	9,087	19,465	14,783
Europe	(344)	(930)	(1,777)	(2,966)

Total segment income before income taxes	10,851	8,157	17,688	11,817

Corporate expenses	(8,198)	(6,551)	(15,654)	(12,805)
Acquisition and integration costs	(740)	(1,090)	(1,101)	(1,988)
Stock-based compensation	(1,460)	(940)	(2,662)	(1,954)
Amortization of acquired intangible assets	(753)	(994)	(1,639)	(2,067)
Interest income	77	11	153	20
Interest expense (non-vehicle)	(6)	(3,683)	(39)	(4,996)
Other income (expense), net	(307)	(462)	(441)	336

Loss before income taxes and noncontrolling interest	$(536)	$(5,552)	$(3,695)	$(11,637)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense:
North America	$695	$545	$1,351	$1,334
Europe	324	302	605	655

Total segment interest expense	1,019	847	1,956	1,989

Corporate interest expense	6	3,683	39	4,996

Total	$1,025	$4,530	$1,995	$6,985

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation and amortization:
North America	$6,334	$3,544	$11,201	$5,987
Europe	2,024	2,230	4,723	4,405

Total segment depreciation	8,358	5,774	15,924	10,392

Corporate depreciation	521	457	976	863
Amortization of acquired intangible assets	753	994	1,639	2,067

Total	$9,632	$7,225	$18,539	$13,322

The Company’s geographic revenue and long-lived assets by area are included in the following tables:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
United States	$55,140	$46,981	$101,195	$84,589
United Kingdom	11,456	11,196	21,132	20,162
Other International	4,213	3,382	7,615	5,941

Total	$70,809	$61,559	$129,942	$110,692

	June 30, 2012	December 31, 2011
Long-lived assets:
United States	$128,656	$76,809
International	31,667	26,980

Total	$160,323	$103,789

12. Subsequent event

On July 9, 2012, the Company acquired Denzel Mobility CarSharing GmbH (“CarSharing.at”) , a leading car sharing network in Austria with a presence in Vienna and other cities across Austria. On the date of acquisition CarSharing.at offered approximately 200 vehicles and served 10,000 members. With this acquisition, the Company continues to grow its car sharing network globally, expanding the Company’s geographical footprint further into Europe. The purchase price will be allocated to net tangible and intangible assets acquired. Due to the timing of this acquisition, the initial purchase accounting is not complete as of the date of this report.

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

Overview

Zipcar operates the world’s leading car sharing network. We operate our membership-based business with over 11,000 vehicles in 19 major metropolitan areas and on more than 250 college campuses in the United States, Canada, the United Kingdom, Spain and Austria. Our car sharing service provides more than 730,000 members with cars on demand in reserved parking spaces within an easy walk of where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. We offer our solution to individuals, universities, businesses and government agencies.

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

Our revenue has grown from $57.8 million in 2007 to $241.6 million in 2011 and $129.9 million for the six months ended June 30, 2012. Since our inception, a substantial portion of our revenue has been generated in North America. As of June 30, 2012, we had an accumulated deficit of $76.1 million. Our business initially requires fleet, marketing and infrastructure investments in each metropolitan area. As markets develop and membership increases, our business benefits from operational efficiencies and economies of scale. Cash flows from our more mature markets are used to fund new and emerging markets as well as investments in our infrastructure.

Although our principal growth has been organic, we have also grown through acquisitions. In November 2007, we acquired Flexcar, a national operator of car sharing services. In December 2009, we made an equity investment for a minority ownership stake in Catalunya Carsharing S.A., known as Avancar, the largest car sharing operator in Spain. In April 2010, we expanded our London operations with the acquisition of Streetcar Limited, or Streetcar, a car sharing service in the United Kingdom. In February 2012, we increased our ownership in Avancar to a majority holding of 60% and made an equity investment of $8.7 million for a minority ownership interest in Wheelz, Inc., a peer-to-peer car sharing company targeting university and other campus communities. In July 2012, we continued to grow our car sharing network globally, expanding our geographical footprint further into Europe with our acquisition of Denzel Mobility CarSharing GmbH, a leading car sharing service in Austria, operating under the name CarSharing.at.

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

Our revenue is not concentrated within any one customer or business. Substantially all of our members and customers pay their fees and vehicle usage charges via credit card and other forms of electronic payment. Our revenue is currently derived from the United States, the United Kingdom, Canada, Spain and Austria.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of labor-related expenses for sales and marketing, administrative, human resources, internal information technology support, legal, finance and accounting personnel, online search and advertising, trade shows, marketing agency fees, public relations and other promotional expenses, professional fees, insurance and other corporate expenses including certain acquisition related costs. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines. We expect to continue to invest in sales and marketing activities to increase our membership base and brand awareness. Additionally, we expect that general and administrative expenses will increase as we continue to add personnel to support the growth of our business. We also have incurred and expect to continue to incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. As a result, we expect that our selling, general and administrative expenses will continue to increase in the future but decrease as a percentage of revenue over time as our membership base and related revenue increases.

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

New Accounting Guidance. Effective January 1, 2012, we retrospectively adopted ASU 2011-05, “Comprehensive Income: Presentation of Comprehensive Income”, or ASU 2011-05, authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, in December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer the new requirement under ASU 2011-05 to present components of reclassifications of other comprehensive income on the face of the income statement. The adoption of this guidance did not have a material effect on our consolidated financial statements.

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

Results of Consolidated Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Revenue	$70,809	$61,559	$129,942	$110,692
Cost and expenses
Fleet operations	43,930	40,525	83,658	75,491
Member services and fulfillment	5,075	5,067	9,255	9,138
Research and development	1,058	1,010	1,992	1,972
Selling, general and administrative	19,274	14,723	34,810	27,410
Amortization of acquired intangible assets	753	994	1,639	2,067

Total operating expenses	70,090	62,319	131,354	116,078

Income (loss) from operations	719	(760)	(1,412)	(5,386)
Other income (expense)
Interest income	77	11	153	20
Interest expense	(1,025)	(4,530)	(1,995)	(6,985)
Other, net	(307)	(273)	(441)	714

Loss before income taxes	(536)	(5,552)	(3,695)	(11,637)
(Benefit) provision for income taxes	—	23	(57)	40

Net loss	(536)	(5,575)	(3,638)	(11,677)
Less: net loss attributable to redeemable noncontrolling interest	114	7	168	12

Net loss attributable to Zipcar, Inc.	$(422)	$(5,568)	$(3,470)	$(11,665)

Net loss attributable to common stockholders per share:
Basic and Diluted	$(0.01)	$(0.17)	$(0.09)	$(0.60)

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	100.0%	100.0%	100.0%	100.0%
Cost and expenses
Fleet operations	62.0	65.8	64.4	68.2
Member services and fulfillment	7.2	8.2	7.1	8.3
Research and development	1.5	1.6	1.5	1.8
Selling, general and administrative	27.2	23.9	26.8	24.8
Amortization of acquired intangible assets	1.1	1.6	1.3	1.9

Total operating expenses	99.0	101.1	101.1	105.0

Income (loss) from operations	1.0	(1.1)	(1.1)	(5.0)
Other income (expense)
Interest income	0.1	0.0	0.1	0.0
Interest expense	(1.4)	(7.4)	(1.5)	(6.3)
Other, net	(0.4)	(0.4)	(0.3)	0.6

Loss before income taxes	(0.7)	(8.9)	(2.8)	(10.7)
(Benefit) provision for income taxes	—	—	—	—

Net loss	(0.7)	(8.9)	(2.8)	(10.7)
Less: net loss attributable to redeemable noncontrolling interest	0.2	0.0	0.1	0.0

Net loss attributable to Zipcar, Inc.	(0.5)%	(8.9)%	(2.7)%	(10.7)%

Segments

We have identified two reportable segments: North America and Europe. In both segments, we derive revenue primarily from self-service vehicle use by our members.

        Our North America segment, which includes the United States and Canada, represented substantially all of our revenue until our acquisition of Streetcar in 2010. Revenue increased from $50.4 million for the three months ended June 30, 2011 to $58.8 million for the three months ended June 30, 2012 in our North America segment, and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved from $9.2 million to $11.2 million during this period. Revenue increased from $90.5 million for the six months ended June 30, 2011 to $108.0 million for the six months ended June 30, 2012 in our North America segment, and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved from $14.9 million to $19.5 million during this period. These improvements are principally the results of growth in membership for the major metropolitan areas and universities in this segment and achieving higher margins based on operational and scale-based efficiencies.

Our Europe segment includes the operations of the United Kingdom for the entire reported periods and the operations of Spain since February 2012, the month in which we acquired a majority ownership in Avancar. Revenue increased from $11.2 million for the three months ended June 30, 2011 to $12.0 million for the three months ended June 30, 2012 in our Europe segment. During this period, the segment loss before income taxes, which excludes corporate expenses and certain other costs, decreased from a loss of $0.9 million to a loss of $0.3 million. Revenue increased from $20.2 million for the six months ended June 30, 2011 to $21.9 million for the six months ended June 30, 2012 in our Europe segment. During this period, the segment loss before income taxes, which excludes corporate expenses and certain other costs, decreased from $3.0 million to $1.8 million. This change is primarily due to improvements in our London operations, particularly in fleet utilization and revenue per vehicle, following the integration of the former Streetcar business in the fourth quarter of 2011. Refer to Note 11 to the consolidated financial statements for additional segment information.

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenue

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(amounts in thousands)

Vehicle usage revenue	$60,400	$53,260	$7,140	13.4%	$109,624	$95,163	$14,461	15.2%
Fee revenue	10,322	8,235	2,087	25.3%	20,156	15,393	4,763	30.9%
Other revenue	87	64	23	35.9%	162	136	26	19.1%

Total	$70,809	$61,559	$9,250	15.0%	$129,942	$110,692	$19,250	17.4%

Total revenue increased 13.4% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and 15.2% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Vehicle usage revenue increased primarily due to an increase in reservations associated with new Zipcar members. Fee revenue is derived from annual membership, application and damage waiver fees. The increase in fee revenue is primarily a result of a higher average member base at June 30, 2012 compared to June 30, 2011 and a strong uptake in our damage waiver offering. Our average membership increased to 724,000 for the three months ended June 30, 2012 from 596,000 for the three months ended June 30, 2011 and to 710,000 for the six months ended June 30, 2012 from 581,000 for the six months ended June 30, 2011. Annual fee revenue and application fee revenue are recognized ratably over one and five years, respectively. Revenue per member decreased by $5 to $98 for the three months ended June 30, 2012 from $103 for the three months ended June 30, 2011 and by $8 to $183 for the six months ended June 30, 2012 from $191 for the six months ended June 30, 2011, primarily due to a decrease in vehicle usage revenue per member in part due to an increased mix of more profitable hourly versus daily trips as well as a decrease in the growth of net new members, who on average tend to be more active.

Operating Expenses

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(amounts in thousands)
Fleet Operations	$43,930	$40,525	$3,405	8.4%	$83,658	$75,491	$8,167	10.8%
Member services and fulfillment	5,075	5,067	8	0.2%	9,255	9,138	117	1.3%
Research and development	1,058	1,010	48	4.8%	1,992	1,972	20	1.0%
Selling, general and administrative	19,274	14,723	4,551	30.9%	34,810	27,410	7,400	27.0%
Amortization of acquired intangible assets	753	994	(241)	-24.2%	1,639	2,067	(428)	-20.7%

Total	$70,090	$62,319	$7,771	12.5%	$131,354	$116,078	$15,276	13.2%

Fleet Operations: Fleet operations expenses increased 8.4% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and 10.8% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Fleet operations expenses increased as a result of an increase in the number of vehicles in our fleet. The average number of vehicles in our fleet increased by 1,357 to 10,512 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and by 1,123 to 9,762 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. In addition, cost per vehicle decreased 5.3% in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and decreased marginally in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to improved cost leverage associated with increased average fleet size. Fleet operations expenses as a percentage of revenue decreased to 62.0% for the three months ended June 30, 2012 from 65.8% for the three months ended June 30, 2011 and 64.4% for the six months ended June 30, 2012 from 68.2% for the six months ended June 30, 2011 due to improved cost leverage, lower fuel costs and lower fleet financing costs due to the shift of vehicles onto our ABS facility.

Member Services and Fulfillment: Member services and fulfillment costs were flat for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and increased 1.3% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Member services and fulfillment costs increased primarily due to an increase in average membership of approximately 128,000 to 724,000 for the three months ended June 30, 2012 from 596,000 for the three months ended June 30, 2011 and by approximately 129,000 to 710,000 for the six months ended June 30, 2012 from 581,000 for the six months ended June 30, 2011. Member services and fulfillment as a percentage of revenue decreased to 7.2% for the three months ended June 30, 2012 from 8.2% for the three months ended June 30, 2011 and decreased to 7.1% for the six months ended June 30, 2012 from 8.3% for the six months ended June 30, 2011 due to volume-based improvements in merchant processing fees and leverage from our member service center.

Research and Development: Research and development expenses increased 4.8% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and 1.0% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Research and development expenses as a percentage of revenue decreased to 1.5% from 1.6% for the three months ended June 30, 2012 and 2011, respectively, and to 1.5% from 1.8% for the six months ended June 30, 2012 and 2011, respectively. The changes are attributable to costs associated with additional headcount partially offset by an increase in internal capitalized cost for the continued development of our online reservation and fleet management system.

Selling, General and Administrative: Selling, general and administrative expenses increased 30.9% for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and 27.0% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in selling, general and administrative expenses for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily due to: an increase in marketing programs and advertising costs of $2.1 million principally associated with our broadcast media campaign; labor and labor-related expenses of $1.8 million, including stock compensation expense and the expansion of our Zipcar for Business direct salesforce; and other general and administrative related expenses of $0.5 million associated with operating as a public company and investment in our expanded European infrastructure. The increase in selling, general and administrative expenses for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to: an increase in marketing programs and advertising costs of $3.5 million principally associated with our broadcast media campaign; labor and labor-related expenses of $3.0 million, including stock compensation expense and the expansion of our Zipcar for Business direct salesforce; and other general and administrative related expenses of $0.9 million associated with operating as a public company and investment in our expanded European infrastructure. Selling, general and administrative expenses as a percentage of revenue increased to 27.2% for the three months ended June 30, 2012 from 23.9% for the three months ended June 30, 2011 and to 26.8% for the six months ended June 30, 2012 from 24.8% for the six months ended June 30, 2011.

Amortization of Acquired Intangible Assets: Acquired intangible assets associated with the Streetcar, Flexcar and Avancar acquisitions include member relationships, parking spaces, non-compete agreements, tradenames and reservation systems in existence at the time of the acquisition, and are amortized over their estimated useful lives of up to five years based on the pattern in which the economic benefits of the intangible assets are consumed. Amortization of acquired intangible assets decreased slightly to $0.8 million from $1.0 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and to $1.6 million from $2.1 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to full amortization of certain intangible assets.

Interest Income: Interest income remained unchanged for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011.

Interest Expense: Interest expense decreased by $3.5 million to $1.0 million for the three months ended June 30, 2012 from $4.5 million for the three months ended June 30, 2011 and by $5.0 million to $2.0 million for the six months ended June 30, 2012 from $7.0 million for the six months ended June 30, 2011. This decrease resulted from the retirement of high-cost corporate debt with our IPO proceeds in the second quarter of 2011.

Other Income (expense), net: Other income (expense), net was flat for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and decreased to a loss of $0.4 million for the six months ended June 30, 2012 from income of $0.7 million for the six months ended June 30, 2011. This decrease is primarily attributable to the sale of Zero Emission Vehicle, or

ZEV, credits of $0.9 million during the first quarter of 2011. Under certain state government regulations, vehicle manufacturers are required to ensure that a portion of the vehicles sold in that state are classified as “zero emission vehicles”. These laws provide for the purchase and sale of excess credits earned. Because we utilize energy efficient vehicles in our business, we were able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income. In addition, for the six months ended June 30, 2012, we recorded a loss of $0.3 million related to our equity investment in Wheelz.

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

Our quarterly key financial and operating metrics and non-GAAP financial measures are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Key Financial and Operating Metrics:
Ending members	731,504	604,571	731,504	604,571
Ending vehicles	11,105	9,480	11,105	9,480
Usage revenue per vehicle per day	$65	$65	$63	$61
Total revenue per member per period	$98	$103	$183	$190
Cost per new account	$89	$70	$81	$61
Average monthly member retention	97.7%	97.8%	97.9%	98.0%
Adjusted EBITDA (in thousands)	$3,407	$2,316	$3,399	$431

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

•

Total revenue per member is derived by dividing the total revenue for the period by the average number of members during that period. The decrease in total revenue per member over comparable prior year period is the result of lower per vehicle revenue principally due to a focus on shifting mix from daily reservations to more profitable hourly reservations as well as decrease in the growth of net new members, who on average tend to be more active.

•

Cost per new account is defined as marketing and advertising expenses at the field level, divided by total gross new member additions in the period. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new members. Cost per new account increased over the comparable prior year period due to increased marketing and advertising programs primarily associated with our broadcast media campaign.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA
Net loss attributable to Zipcar, Inc.	$(422)	$(5,568)	$(3,470)	$(11,665)
Stock compensation	1,460	940	2,662	1,954
Amortization	753	994	1,639	2,067
Non-vehicle depreciation	688	605	1,301	1,166
Acquisition and integration cost	740	1,090	1,101	1,988
Loss of equity-method investee	243	—	312	—
Non-vehicle interest expense	22	3,693	64	5,038
Interest income	(77)	(11)	(153)	(20)
Taxes	—	23	(57)	40
Preferred stock warrant liability adjustment	—	550	—	724
Zero Emission Vehicle credits	—	—	—	(861)

Adjusted EBITDA	$3,407	$2,316	$3,399	$431

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

Our quarterly vehicle data is as follows:

	For the Three Months Ended
	June 30, 2012	June 30, 2011

Owned vehicles	7,402	3,684
Capital lease vehicles	1,662	1,621
Operating lease vehicles	2,041	4,175

Ending vehicles	11,105	9,480

Through May 2010, we principally had used a combination of operating leases and capital leases to fund our vehicle fleet. In May 2010, Zipcar Vehicle Financing LLC, or ZVF, our wholly-owned bankruptcy-remote special purpose entity, completed the closing of the original series of variable funding notes, or the 2010 Series, under our ABS facility. In May 2011 and again in May 2012, the 2010 Series was amended and extended. Additionally, in December 2011, ZVF issued a new series of variable funding notes, which we refer to as the 2011 Series, pursuant to our ABS facility. As a result of the ABS facility, our mix of owned vehicles continues to increase in 2012 as we purchased more vehicles under such facility. The mix of vehicles under capital lease relates principally to our UK operation, which finances its fleet almost exclusively through capital leases. We expect these shifts in our financing strategy will result in higher property and equipment and higher capital lease obligations and vehicle-related debt on our balance sheet as well as a lower per vehicle cost included in cost of fleet operations and higher vehicle-related interest expense.

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

Our quarterly Established Markets data is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Established Markets:
Ending members	377,826	319,952	377,826	319,952
Ending vehicles	6,157	5,147	6,157	5,147
Usage revenue per vehicle per day	$69	$70	$68	$67
Revenue (in thousands)	$39,760	$34,424	$72,549	$61,518
Income before tax (in thousands)	$8,676	$7,461	$15,491	$12,020

During the three months ended June 30, 2012, revenue for Established Markets grew 15.5% from the same period in 2011, while income before tax was 21.8% of revenue as compared to 21.7% in the prior year period. During the six months ended June 30, 2012, revenue for Established Markets grew 17.9% from the same period in 2011, while income before tax was 21.4% of revenue as compared to 19.5% in the prior year period.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and have an accumulated deficit of $76.1 million through June 30, 2012. We have financed our operations primarily through the sale of redeemable convertible preferred stock, sale of common stock in connection with our IPO, proceeds from the exercise of stock options and restricted stock, the issuance of long-term debt, operating and capital lease financings, vehicle related financing and from positive cash flow from operations. At June 30, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $81.3 million and $14 million available for vehicle financing under the ABS facility. Our marketable securities investment portfolio is invested in U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs. We believe that our current cash and cash equivalents, investments, cash flow from operations and funds available under our ABS and leasing facilities will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

In May 2011, we completed the closing of an amendment and extension of the 2010 Series. The committed aggregate principal amount of the 2010 Series is $50.0 million. The amended and extended 2010 Series has a revolving period of one year, with an amortization period of an additional two years and an interest rate 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion. In May 2012, we entered into a second amendment and restatement and extension of the 2010 Series to reduce the undrawn fee rate by 15 basis points, provide for the ability to finance vehicles made by certain other manufacturers, and extend the commitment termination date from May 9, 2012 to May 8, 2013, extend the expected final maturity date from May 9, 2014 to May 8, 2015.

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

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Condensed cash flows

Net loss	$(3,638)	$(11,677)
Non-cash adjustments	22,201	19,322
Changes in working capital	7,089	2,060

Net cash provided by operating activities, net of acquisition	25,652	9,705

Purchases of available-for-sale securities	(18,209)	—
Proceeds from sale of available-for-sale securities	17,712	—
Increase in restricted cash	(3,402)	(5,947)
Investment in equity method investee	(8,700)	—
Proceeds from sale of property and equipment	11,534	5,858
Purchases of property and equipment	(69,071)	(38,316)
Other	(142)	(101)

Net cash used in investing activities	(70,278)	(38,506)

Proceeds from issuance of debt, net of debt issuance costs	37,058	25,683
Payments of principal under notes payable, capital lease obligations and other debt	(12,500)	(61,754)
Proceeds from issuance of restricted stock	—	2,500
Proceeds from issuance of common stock in connection with initial public offering		109,719
Other	1,046	791

Net cash provided by financing activities	25,604	76,939

Effect of exchange rate changes on cash and cash equivalents	(401)	(141)
Net (decrease) increase in cash and cash equivalents	(19,423)	47,997
Cash and cash equivalents
Beginning of period	61,658	43,005

End of period	$42,235	$91,002

Operating activities:

Net cash provided by operating activities was $25.7 million for the six months ended June 30, 2012 primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $18.6 million excluding items such as depreciation, amortization, stock-based compensation, loss on disposal of fixed assets, and other items totaling $22.2 million. Favorable changes in operating assets and liabilities of $7.1 million primarily relate to increases to liabilities and accrued expenses and costs related to our operation as a public company as well as the reversal of a temporary increase in accounts receivable in December 2011 associated with integration of Streetcar members to the Zipcar system in addition to a decrease in other assets associated with $2.5 million received from the sale of ZEV credits due to us in the fourth quarter of 2011 and an increase in deferred revenue as a result of an increase in our membership base.

Net cash provided by operating activities during the six months ended June 30, 2011 was $9.7 million primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $7.6 million excluding non-cash items such as depreciation, amortization, accretion of warrants, stock-based compensation and other items totaling $19.3 million. Net income after non-cash adjustments includes $0.9 million of other income associated with the sale of certain ZEV credits. Favorable changes in operating assets and liabilities of $2.1 million primarily relate to increases to liabilities and accrued expenses due to costs associated with labor and employee-related expenses and costs related to our operation as a public company as well as to an increase in deferred revenue as a result of an increase in our membership base.

Investing activities:

Cash used in investing activities during the six months ended June 30, 2012 of $70.3 million was principally due to purchases of property and equipment of $69.1 million primarily under the ABS facility, our $8.7 million investment in Wheelz, purchases of marketable securities of $18.2 million and an increase in restricted cash of $3.4 million, partially offset by proceeds from the sale of marketable securities of $17.7 million and proceeds from the sale of property and equipment of $11.5 million. The purchases were primarily for incremental and replacement vehicles and in-car equipment to support increased reservations from our growing membership base.

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

Financing activities:

Cash provided by financing activities during the six months ended June 30, 2012 of $25.6 million was due to the issuance of debt under our ABS facility of $37.1 million and proceeds from the exercise of stock options and warrants $1.0 million offset by principal payments associated with capital lease obligations and the repayment and retirement of debt obligations of $12.5 million.

Cash provided by financing activities during the six months ended June 30, 2011 of $76.9 million was due to net proceeds from the IPO of $109.7 million, the issuance of debt under the ABS facility of $25.7 million, proceeds from the exercise of stock options and warrants of $0.8 million as well as the issuance of restricted stock of $2.5 million, partially offset by principal payments associated with capital lease obligations and the repayment and retirement of debt obligations of $61.8 million.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Operating leases	$11,847	$6,061	$3,360	$1,875	$551
Capital leases	34,541	17,877	16,302	362	—
Debt	86,000	—	86,000	—	—

Total	$132,388	$23,938	$105,662	$2,237	$551

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

Interest Rate & Credit Risk. We are exposed to changes in interest rates in the normal course of our business as a result of our ongoing investing and financing activities, which affect our debt as well as our cash, cash equivalents and marketable securities and the fair value of those investments. At June 30, 2012, we had unrestricted cash, cash equivalents and marketable securities totaling $81.3 million. These amounts were held for working capital purposes and capital expenditures and were invested primarily in government-backed securities. We do not enter into investments for trading or speculative purposes.

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

Our debt as of June 30, 2012 comprised ABS debt and capital leases, which totaled $120.5 million. The carrying value of our debt approximated fair value based on the underlying terms and characteristics of those instruments. Substantially all of our capital leases as of June 30, 2012 carry interest at a variable rate. Our ABS debt carries interest at a variable rate and we have entered into associated interest rate cap agreements to mitigate related interest rate exposure. We did not have any other debt outstanding in which fluctuations in the interest rates would impact us.

We are exposed to concentrations of credit risk in cash and cash equivalents. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy

Foreign Exchange Risk. We are exposed to foreign currency exchange rate risk inherent in revenues, cost, net income and assets and liabilities denominated in currencies other than the U.S. dollar, principally the British pound sterling, the Euro and the Canadian dollar. The potential change in foreign currency exchange rates, principally the British pound sterling, could impact us. Assets and liabilities associated with our U.K., Spanish, and Canadian subsidiaries are translated to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income (loss) on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities. We view our investment in these foreign operations as long-term and, therefore, in the periods presented we have not entered into any derivative transactions to mitigate the currency effect on our operating results. We have no intention of hedging our foreign exchange risk at this time; however, such exposure to foreign currency exchange rate fluctuations in the future will be evaluated on an ongoing basis. We do not enter into derivatives for trading or other speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 27, 2011, a putative class action lawsuit was filed against us in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleged that our late fees were unlawful penalties. The lawsuit purported to assert claims against us for unjust enrichment, money had and received, for declaratory judgment, and for unfair and deceptive trade practices under Massachusetts General Laws ch. 93A, and requested certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff sought unspecified amounts of restitution and disgorgement of the revenues and/or profits that we allegedly received from imposing late fees, as well as a declaration that such late fees were void, unenforceable, and/or unconscionable, and an award of treble damages, attorneys’ fees and costs. On November 10, 2011, we filed a motion to dismiss, and on July 31, 2012, the court granted our motion to dismiss, dismissing the lawsuit with prejudice.

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

We have experienced net losses in each year since our inception and as of June 30, 2012, we had an accumulated deficit of $76.1 million. Although we were profitable for the last two quarters of 2011, we incurred a net loss for the first two quarters of 2012. We cannot provide assurance that our business operations will again obtain profitability or if we will continue to incur net losses for the remainder of 2012 and beyond. We expect to incur significant future expenses as we develop and expand our business, which will make it harder for us to maintain future profitability. We may incur losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events.

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

Any future international operations or expansion efforts may also fail to succeed due to other risks, including:

•	difficulties or delays in acquiring a critical mass of members, vehicles and/or convenient parking locations;

•	different driving expectations and patterns than those in North America and the European Union or other jurisdictions;

•	different legal and labor practices and customs;

•	the need to adapt our systems and member interfaces for different languages, currencies and financial accounting practices;

•	different insurance requirements and difficulties in acquiring or maintaining appropriate insurance;

•	different data protection and privacy laws;

•	different methods for checking the driving records of new members; and

•	difficulties in staffing and managing new operations.

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

Our success will depend, in part, on our ability to expand our markets and grow our business in response to changing technologies, member needs and competitive pressures. We may seek to grow our business by acquiring or investing in complementary businesses, solutions or technologies or establishing joint ventures. For example, in 2007 we acquired Flexcar, in 2010 we acquired Streetcar in London, in February 2012, we acquired a controlling interest in Avancar in Barcelona and made a strategic equity investment in Wheelz, a peer-to-peer car sharing company, and in July 2012, we acquired CarSharing.at in Vienna. The identification of suitable investments and acquisitions is difficult, time-consuming and costly, and we may not be able to successfully complete identified transactions. In addition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of any company we acquire. The integration of any acquired company or investment will require, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. This may be challenging depending on the size and other characteristics of the acquisition or investment and the necessity of integrating and retaining personnel with disparate business backgrounds and corporate cultures. These transactions may also involve the entry into geographic or business markets in which we have little or no prior experience. Moreover, the anticipated returns or other benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities.

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

Members of companies that we have acquired but not yet integrated or may acquire in the future may not continue to use our services at the levels we estimate at the time of the acquisition or may not remain members of Zipcar.

In the fourth quarter of 2011, we completed the integration of Streetcar with Zipcar. Some former Streetcar members are not using our services at the same level as they used Streetcar’s services and some former Streetcar members have not used our services at all or terminated their membership. If members of car sharing companies that we have acquired but not yet integrated or may acquire in the future do not continue to use our services at the level that we estimate at the time of the acquisition or do not remain Zipcar members, our financial results will be adversely affected.

A material amount of our assets represent goodwill and intangible assets, and our earnings would be reduced if our goodwill or intangible assets were to become impaired.

As of June 30, 2012, our goodwill and intangible assets, net, represented approximately $106.3 million, or 26.6%, of our total assets, the majority of which is related to our Streetcar acquisition. Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually, or whenever events or changes in circumstances indicate an impairment may exist, based on the fair value of the reporting unit. Intangible assets, which relate primarily to the member relationships, parking spaces, trade name, non-compete agreements and technologies acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable.

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

The impact of worldwide economic conditions, particularly in the United States, Canada, the United Kingdom, Spain, Austria and other jurisdictions we may enter, including the resulting effect on consumer spending, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions, particularly those in the United States, Canada, the United Kingdom, Spain and Austria, and in particular their impact on levels of consumer spending. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Because a significant portion of spending for our services may be considered to be discretionary, declines in consumer spending may have a more negative effect on our business than on those businesses that sell products or services considered to be necessities.

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

We expect that the competitive environment for our car sharing service will become more intense as additional companies enter our existing markets or try to expand their operations in those markets. Currently, our primary competitors are traditional rental car companies that have established operating car sharing services, which generally have greater name recognition among our target members and greater financial, technical and marketing resources. Secondary competitors include for-profit and not-for-profit companies that provide car sharing services in specific neighborhoods, communities or cities. These secondary competitors may increase the number of vehicles in their fleets or enhance the vehicle offerings in their existing fleets to be more competitive, and additional competitors may enter our markets. Some of our competitors may respond more quickly to new or emerging technologies and changes in driver preferences or requirements that may render our services less desirable or obsolete. These competitors could introduce new solutions with competitive price and convenience characteristics or undertake more aggressive marketing campaigns than ours. New mobility models and technologies are emerging, including peer-to-peer, station-less and one-way floating car sharing and ride sharing. These models and technologies may become increasingly competitive with our services. We believe that price is one of the primary competitive factors in our market and pricing in our markets is very transparent. Our competitors, some of whom may have access to substantial capital, could compete aggressively with us on the basis of pricing. To the extent that we decrease our pricing as a result of downward pricing by our competitors and are not able to reduce our operating costs, it could have a material adverse impact on our results of operations, as we may lose members and experience a decrease in vehicle reservations.

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

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Many of these matters relate to incidents involving our members while driving our vehicles. As we have grown, we have seen a rise in the number of litigation matters against us. For example, in October 2009 we were named in a class action lawsuit, which was dismissed in its entirety in June 2010. In July 2011, we were named in a similar purported class action lawsuit, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS, filed in the Federal District Court in Massachusetts, alleging that our late fees are unlawful penalties and unfair and deceptive trade practices, which was dismissed with prejudice on July 31, 2012. We may be subject to other consumer class action lawsuits in the future. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position.

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

As of June 30, 2012, we had significant net operating loss carryforwards for U.S. federal tax and state tax purposes. The federal net operating loss carryforwards begin to expire in 2021 and certain state net operating loss carryforwards began to expire in 2007. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. We have performed an analysis on the annual limitations and determined that majority of our net operating loss carryforwards are available to reduce future corporate income tax liability. However, future ownership changes could further limit our ability to use these net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

Risks Relating to Our Indebtedness

We have substantial debt and may incur additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of June 30, 2012, we had an aggregate principal amount of debt outstanding of approximately $120.5 million, $34.5 million of which represents vehicle leases of Zipcar with several third parties and $86.0 million of which is directly associated with ZVF, our wholly-owned bankruptcy-remote special purpose entity. ZVF has entered into a securitization program and variable funding note facilities, pursuant to which ZVF can borrow up to $100 million from third-party lenders. ZVF has used these borrowed funds to purchase vehicles that it has leased to us. We refer to these vehicle financing lines as our ABS facility and expect that over time they will largely replace our existing leasing arrangements.

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

Our ability to make scheduled payments on our indebtedness or to refinance or renew our obligations under our ABS facility and other debt agreements will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors we face as described in this section, many of which may be beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Shares of our common stock were sold in our IPO in April 2011 at a price of $18.00 per share, and our common stock has subsequently traded as high as $31.50 and as low as $6.50. The market price of our common stock could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	the financial guidance that we provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	fluctuations in our revenue due to failure to attract or decreases in members or member usage of vehicles;

•	changes in estimates of our financial results or recommendations by securities analysts, or our failure to meet such estimates;

•	failure of our car sharing service to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive service offerings or technologies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving us;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

Our stock-based compensation expenses totaled $4.1 million, $2.8 million, $1.7 million and $2.7 million during 2011, 2010 and 2009 and the six months ended June 30, 2012, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Our executive officers and directors and their affiliates could have significant influence over us and could delay or prevent a change in corporate control.

As of June 30, 2012, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 35.5% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the period from April 1, 2012 through June 30, 2012, holders of our warrants exercised warrants to purchase an aggregate of 178,465 shares of our common stock. The warrants were exercised via a cashless net share settlement process, resulting in the forfeiture of 102,029 shares in satisfaction of the warrant exercise price, and the issuance of 76,435 shares of our common stock.

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

INDEX TO EXHIBITS

ITEM 6. EXHIBITS

Exhibits

10.1	Second Amended and Restated Series 2010-1 Supplement, dated May 9, 2012, to the Amended and Restated Base Indenture between Zipcar Vehicle Financing LLC (“ZVF”) and Deutsche Bank Trust Company Americas, as trustee, dated May 11, 2011.

10.2	Extension Agreement, dated May 9, 2012, among ZVF, Zipcar, Inc., as Administrator, Servicer and Lessee, Atlantic Asset Securitization LLC, as Conduit Investor, and Credit Agricole Corporate and Investment Bank, as Administrative Agent, Funding Agent and Committed Note Purchaser.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIPCAR, INC.

/s/ Edward G. Goldfinger
Edward G. Goldfinger
Chief Financial Officer
Date: August 3, 2012	(Principal Financial and Accounting Officer and Duly Authorized Signatory)