Form 10-Q
period 2012-09-30
ZIPCAR INC
filed 2012-11-09
CIK 1131457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 30, 2012, 40,063,146 shares of the registrant’s common stock were outstanding.

Zipcar, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Zipcar, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011

Assets
Current assets
Cash and cash equivalents	$43,380	$61,658
Short-term marketable securities	21,511	24,788
Accounts receivable, net of allowance for doubtful accounts of $624 and $738 as of September 30, 2012 and December 31, 2011, respectively	9,510	7,452
Restricted cash	9,235	381
Prepaid expenses and other current assets	15,127	13,665

Total current assets	98,763	107,944
Long-term marketable securities	17,547	13,809
Property and equipment, net	175,839	103,789
Goodwill	107,430	99,696
Intangible assets	3,561	4,754
Restricted cash	10,082	7,277
Deposits and other noncurrent assets	16,414	7,269

Total assets	$429,636	$344,538

Liabilities and Equity
Current liabilities
Accounts payable	$7,161	$6,069
Accrued expenses	27,207	20,003
Deferred revenue	23,359	19,369
Current portion of capital lease obligations and other debt	18,097	11,367

Total current liabilities	75,824	56,808
Capital lease obligations and other debt, net of current portion	115,372	58,908
Deferred revenue, net of current portion	4,988	4,659
Other liabilities	484	2,313

Total liabilities	196,668	122,688

Commitments and contingencies (Note 9)

Redeemable non-controlling interest	1,248	400
Stockholders’ equity:
Common stock, $0.001 par value: 500,000,000 shares authorized at September 30, 2012 and December 31, 2011; 40,063,146 and 39,655,840 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	40	40
Additional paid-in capital	300,632	294,107
Accumulated deficit	(71,801)	(72,651)
Accumulated other comprehensive income (loss)	2,849	(46)

Total stockholders’ equity	231,720	221,450

Total liabilities and equity	$429,636	$344,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$78,232	$68,059	$208,174	$178,751
Cost and expenses
Fleet operations	45,814	43,365	129,472	118,856
Member services and fulfillment	5,515	5,543	14,770	14,681
Research and development	1,279	1,083	3,271	3,055
Selling, general and administrative	20,540	15,803	55,350	43,213
Amortization of acquired intangible assets	742	956	2,381	3,023

Total operating expenses	73,890	66,750	205,244	182,828

Income (loss) from operations	4,342	1,309	2,930	(4,077)
Other income (expense)
Interest income	95	45	248	65
Interest expense	(1,244)	(810)	(3,239)	(7,795)
Other, net	1,017	(186)	576	528

Income (loss) before income taxes	4,210	358	515	(11,279)
Provision (benefit) for income taxes	1	(304)	(56)	(264)

Net income (loss)	4,209	662	571	(11,015)
Less: net (income) loss attributable to redeemable noncontrolling interest	111	(11)	279	1

Net income (loss) attributable to Zipcar, Inc.	$4,320	$651	$850	$(11,014)

Net income (loss) attributable to common stockholders per share:
Basic	0.11	$0.02	0.02	$(0.42)
Diluted	0.10	$0.02	0.02	$(0.42)

Weighted average number of common shares outstanding used in computing per share amounts:
Basic	39,961,460	38,904,375	39,784,986	26,039,538
Diluted	41,434,740	42,479,718	41,737,033	26,039,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$4,209	$662	$571	$(11,015)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,380	(1,939)	2,889	202
Unrealized gains (losses) on available for sale securities	11	(7)	6	(7)

Other comprehensive income (loss), net of tax	2,391	(1,946)	2,895	195

Comprehensive income (loss)	6,600	(1,284)	3,466	(10,820)
Less: comprehensive (income) loss attributable to noncontrolling interest	111	(11)	279	1

Comprehensive income (loss) attributable to Zipcar, Inc.	$6,711	$(1,295)	$3,745	$(10,819)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zipcar, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$571	$(11,015)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition
Depreciation and amortization	30,243	21,392
Amortization & accretion of debt related warrants	—	926
Amortization & accretion of marketable securities	72	22
Stock-based compensation expense	4,194	3,069
(Gain) loss on disposal of fixed assets	(714)	2,938
Redeemable convertible preferred stock warrant adjustment to fair value	—	724
Loss from equity method investments	701	—
Changes in operating assets and liabilities
Accounts receivable	(1,199)	(1,434)
Prepaid expenses and other assets	3,637	(2,114)
Accounts payable	858	1,705
Accrued expenses	8,495	4,247
Deferred revenue	4,071	7,018

Net cash provided by operating activities, net of acquisition	50,929	27,478

Cash flows from investing activities
Increase in deposits	(379)	(394)
Purchases of available-for-sale securities	(28,676)	(37,250)
Proceeds from sale of available-for-sale securities	28,135	—
Increase in restricted cash	(11,656)	(3,615)
Cash paid in business combination, net of transaction costs	(2,967)	—
Payments to acquire additional interest in subsidiaries	(400)	—
Investment in equity method investee	(8,700)	—
Proceeds from sale of property and equipment	28,562	9,066
Purchases of property and equipment	(101,219)	(59,043)

Net cash used in investing activities	(97,300)	(91,236)

Cash flows from financing activities
Proceeds from issuance of debt, net of debt issuance costs	48,023	32,683
Proceeds from exercise of stock options and warrants	1,303	1,022
Proceeds from issuance of restricted stock	—	2,500
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,831	—	109,769
Payments of principal under notes payable, capital lease obligations and other debt	(21,092)	(68,782)

Net cash provided by financing activities	28,234	77,192

Effect of exchange rate changes on cash and cash equivalents	(141)	(596)

Net (decrease) increase in cash and cash equivalents	(18,278)	12,838
Cash and cash equivalents
Beginning of period	61,658	43,005

End of period	$43,380	$55,843

Noncash investing and financing activities
Assets acquired under capital leases	$26,668	$15,977
Return of guaranteed residual value of expired leases	$—	$(1)
Issuance of note in connection with insurance premium	$4,640	$—

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

The condensed consolidated balance sheet at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the periods ended September 30, 2012 and 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2011 included in the Company’s annual report on Form 10-K filed with the SEC on March 9, 2012.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012 and consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011 and consolidated cash flows for the nine months ended September 30, 2012 and 2011, have been made. The condensed consolidated results of operations and cash flows for the periods ended September 30, 2012 are not necessarily indicative of the results of operations and cash flows that may be expected for the year ending December 31, 2012.

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

The Company’s cash and cash equivalents of $43,380 and $61,658 and restricted cash of $19,317 and $7,658 as of September 30, 2012 and December 31, 2011, respectively, are carried at fair value based on quoted market prices, which is a Level 1 measurement in the hierarchy of fair value measurements. Short-term and long-term marketable securities of $39,058 and $38,597 at September 30, 2012 and December 31, 2011 are carried at fair value based on Level 1 input described above. The Company’s interest rate caps entered into in March 2012 and May 2012 were $23 at September 30, 2012 and carried at fair value based on Level 2 inputs. The change in fair value of the interest rate caps was a net decrease of $16 and $100 for the three and nine months ended September 30, 2012, respectively. Management believes that the Company’s debt obligations approximate fair value based on the terms and characteristics of those instruments using Level 3 inputs. The carrying value of long-term debt approximates fair value as the debt bears variable interest rates that will fluctuate as changes occur in certain benchmark interest rates such as the 30-day commercial paper conduit interest rate.

Derivatives and Financial Instruments. The Company entered into interest rate caps to hedge interest rate exposures related to its variable funding notes. These instruments, which do not meet the requirements for hedge accounting, are carried as assets and marked to market at each reporting period with the change in fair value recorded in other, net within other income (expense).

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

Depreciation expense for the three months ended September 30, 2012 and 2011 was $10,962 and $7,117, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $27,862 and $18,369, respectively. In the first quarter of 2012, the Company changed its estimate of the net realizable value at the end of the expected holding period of certain vehicles located in the United Kingdom and as a result increased the depreciation rates which, resulted in higher depreciation expense of approximately $250, or $0.01 and $1,686, or $0.04 per diluted share, during the three and nine months ended September 30, 2012, respectively, than if the Company had not changed the holding period estimate. During the remainder of 2012, the Company expects higher depreciation expense of approximately $173 than if the Company had not changed the holding period estimate.

Property and equipment at cost increased $81,089 during the nine months ended September 30, 2012 including $72,836 related to net vehicle purchases. The composition of property and equipment, net is as follows:

	September 30, 2012	December 31, 2011

Vehicles	$186,086	$113,250
In-car electronic equipment	12,329	9,469
Office and computer equipment	6,351	5,460
Software	10,111	6,011
Leasehold improvements	2,514	2,112

Total	217,391	136,302
Less: accumulated depreciation	(41,552)	(32,513)

Property and equipment, net	$175,839	$103,789

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

Net Income (Loss) Per Share Attributable to Common Stockholders. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and warrants, as determined using the treasury stock method.

The following is a summary of the shares used in computing diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)

Options to purchase common stock	1,152	2,815	1,497	—
Warrants to purchase common stock	321	760	455	—

Total	1,473	3,575	1,952	—

The following common stock equivalents were excluded from the computation of diluted earnings per share attributable to common stockholders because they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(in thousands)

Options to purchase common stock	3,082	590	2,505	4,789
Warrants to purchase common stock	2	2	2	1,044
Unvested restricted stock	22	130	22	130

Total	3,106	722	2,529	5,963

Segment Information. The Company operates in two reportable segments: North America and Europe. Both segments derive revenue primarily from members’ usage of vehicles.

Other Income. During the three and nine months ended September 30, 2012, the Company recorded other income of $1,732 from selling some of its zero emission vehicle (“ZEV”) credits to a third party. During the nine months ended September 30, 2011, the Company received $861 from selling some of its ZEV credits to a third party. The Company received these credits under a state-based low-emission regulation. These laws provide for the purchase and sale of excess credits earned. Because the Company utilizes energy efficient vehicles in its business, the Company was able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents, short-term marketable securities or long-term marketable securities as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$32,043	$—	$—	$32,043	$32,043	$—	$—

Level 1
Money market funds	11,337	—	—	11,337	11,337	—	—
US Treasury securities	2,499	—	—	2,499	—	1,499	1,000
US agency securities	20,287	6	(3)	20,290	—	10,476	9,814
Certificates of deposit and time deposits	16,270	6	(7)	16,269	—	9,536	6,733

Subtotal	50,393	12	(10)	50,395	11,337	21,511	17,547

Total	$82,436	$12	$(10)	$82,438	$43,380	$21,511	$17,547

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$18,463	$—	$—	$18,463	$18,463	$—	$—

Level 1
Money market funds	43,195	—	—	43,195	43,195	—	—
US Treasury securities	9,014	2	—	9,016	—	8,011	1,005
US agency securities	21,531	1	(6)	21,526	—	13,376	8,150
Certificates of deposit and time deposits	8,056	—	(1)	8,055	—	3,401	4,654

Subtotal	81,796	3	(7)	81,792	43,195	24,788	13,809

Total	$100,259	$3	$(7)	$100,255	$61,658	$24,788	$13,809

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized no net realized gains or losses during the three and nine month periods ended September 30, 2012. The maturities of the Company’s long-term marketable securities range from one year to two years.

As of September 30, 2012, gross unrealized losses were not material. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company’s investment policy requires investments to be U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs.

Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three and nine month periods ended September 30, 2012, the Company did not recognize any impairment charges. As of September 30, 2012, the Company did not consider any of its investments to be other-than-temporarily impaired.

4. Acquisitions and Other Investments

On July 9, 2012, the Company acquired Denzel Mobility CarSharing GmbH (“CarSharing.at”), a leading car sharing network in Austria with a presence in Vienna and other cities across Austria. On the date of acquisition CarSharing.at offered approximately 200 vehicles and served 10,000 members. With this acquisition, the Company continues to grow its car sharing network globally, expanding the Company’s geographical footprint further into Europe. As a result of this acquisition, the Company paid $3,426, net of $91 cash acquired, including the payoff of $498 debt. Consideration paid includes $312 held in escrow which will be released to the pre-acquisition CarSharing.at stockholders if CarSharing.at executes a new commercial agreement with an existing business customer no later than 12 months following the closing of the acquisition.

The purchase price allocation is as follows:

Accounts receivable	$516
Prepaid and other	318
Property and equipment	2,034
Deposits	15
Goodwill & other intangibles	3,120

Total assets	6,003

Accounts payable	(114)
Accrued expenses	(638)
Customer deposits	(19)
Capital lease obligations	(1,806)

Total liabilities	(2,577)

Total purchase price allocation	$3,426

The breakout of goodwill and other intangibles was as follows:

		Weighted average amortization life (years)
Member relationships	$287	5
Tradename	62	3
Parking spaces in place	112	3
Goodwill	2,659

	$3,120

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

The Company incurred $290 in acquisition costs related to Carsharing.at and has recorded these costs in selling, general and administrative expenses. The operations of CarSharing.at prior to the acquisition were not material to the consolidated results of the Company.

On February 1, 2012, the Company exercised its option to purchase a majority interest in Barcelona-based Catalunya Carsharing S.A., known as Avancar, in order to expand the Company’s presence in Europe. In connection with this investment, the Company funded Avancar with $1,758 and also converted its existing loan of $403 to equity and, as a result, received additional shares such that the value held by existing shareholders remained unchanged. Combined with the 14% interest purchased in 2009 of $260, the

Company now has a controlling interest in Avancar of more than 60% and, accordingly, Avancar is consolidated with the Company’s financial statements as of September 30, 2012. At the acquisition date the Company recognized 100% of the fair value of net identifiable tangible and intangible assets of Avancar, non-controlling interest and the Company’s equity interest at fair value, and the excess as goodwill. The Company’s investment was based on a negotiated value for Avancar, hence the amount attributable to the noncontrolling interest, as stated below, is at fair value. The purchase price allocation is as follows:

Cash acquired	$2,218
Accounts receivable	203
Prepaid and other	44
Property and equipment	68
Deposits	16
Goodwill & other intangibles	2,917

Total assets	5,466
Accounts payable	(66)
Accrued expenses	(190)
Customer deposits	(502)
Notes payable	(739)
Non controlling interest	(1,548)

Total liabilities and noncontrolling interest	(3,045)

Total purchase price allocation	$2,421

The breakout of goodwill and other intangibles was as follows:

		Weighted average amortization life (years)
Member relationships	$313	5.0
Tradename	117	3.0
Parking spaces in place	91	3.0
Reservation system	39	0.7
Goodwill	2,357

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

The operations of Avancar prior to acquisition of controlling interest were not material to the consolidated results of the Company. Acquisition costs associated with Avancar are recorded in selling, general and administrative expenses and are also not considered material for the nine months ended September 30, 2012.

On February 10, 2012, the Company made an equity investment of $8,700 for a minority ownership interest in Wheelz, Inc., a peer-to-peer car sharing company targeting university and other campus communities. This entire investment has been attributed to goodwill associated with equity method investee. Wheelz has recorded a net loss of $2,672 from the time of the Company’s investment through August, 2012. Accordingly, the Company recognized equity loss of $389 and $701 for the three and nine months ended September 30, 2012, respectively, which is reported as other, net within other income (expense). As of September 30, 2012, this investment had a carrying value of $7,999, which is reported in other noncurrent assets.

In connection with the acquisition of Flexcar in 2007, the Company obtained 85% ownership in one of Flexcar’s subsidiaries. The remaining 15% ownership in that subsidiary was held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary held a put right for the remaining interest in the subsidiary. The put right provided the holder of the redeemable non-controlling interest an option to sell its ownership interest to the Company after September 2011 at a price based on the fair value at the time of the exercise. Since the redeemable non-controlling interest in the subsidiary had a redemption feature, as a result of the put option, the Company classified the redeemable non-controlling interest in the subsidiary in the mezzanine section of the Consolidated Balance Sheets. The redeemable non-controlling interest was accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period. During the first quarter of 2012, the third party holding this redeemable non-controlling interest exercised its put option to sell its ownership interest to the Company for $400.

A summary of the changes in redeemable non-controlling interest for the three and nine months ended September 30, 2012 and 2011 is provided below:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of the period	$1,332	$481	$400	$277
Accretion of non-controlling interest to redemption value	—	—	—	216
Redemption of non-controlling interest	—	—	(400)	—
Acquisition of redeemable non-controlling interest	—	—	1,548	—
Net income (loss) attributable to redeemable non-controlling interest	(111)	11	(279)	(1)
Foreign currency translation adjustment	27	—	(21)	—

Balance at end of the period	$1,248	$492	$1,248	$492

5. Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets.

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$107,430	$—	$99,696	$—

Member relationships	$11,680	$(8,835)	$10,748	$(7,124)
Parking spaces	2,083	(1,593)	1,803	(1,096)
Trade name	1,101	(875)	881	(560)
Noncompete agreements	695	(695)	665	(563)
Reservation system	336	(336)	284	(284)

	$15,895	$(12,334)	$14,381	$(9,627)

The changes in goodwill are as follows:

	Balance at	Adjustments to Goodwill		Balance at
	December 31, 2011	Acquisitions	Foreign Exchange	September 30, 2012

Europe	$57,825	$5,016	$2,718	$65,559
North America	41,871	—	—	41,871

Total	$99,696	$5,016	$2,718	$107,430

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

As of September 30, 2012 and December 31, 2011, options to purchase 5,323,913 and 4,472,747 shares of common stock, respectively, were outstanding. As of September 30, 2012 and December 31, 2011, 2,448,875 shares and 2,414,635 shares of common stock, respectively, were available for future issuance under the 2011 Plan. The Company settles share-based compensation awards with newly issued shares.

Stock Options. During the nine months ended September 30, 2012, the Company granted options to purchase 1,331,300 shares of its common stock to employees with a weighted average exercise price of $13.23 and a weighted average grant date fair value of $7.08 estimated using the Black-Scholes option-pricing model.

Restricted Stock. On February 24, 2011, the Company issued 173,370 restricted shares of common stock to three board members at a purchase price of $14.42 per share, which was the estimated fair value of the Company’s common stock on the date of issuance. These shares are subject to a right, but not an obligation, of repurchase by the Company at the original issuance price, which lapses quarterly over two years from the date of issuance. The Company received proceeds of $2,500 from the issuance of such shares, which was recorded as deposit liability in the condensed consolidated balance sheet, and is being reclassified to additional paid-in capital over the vesting period. At September 30, 2012, 43,344 shares were restricted and the Company has recorded $625 associated with such shares as a current liability.

Stock-Based Compensation. The Company recognized stock-based compensation expense on all awards in the following expense categories:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011

Member services and fulfillment	$54	$20	$151	$69
Research and development	66	39	156	120
Selling, general, and administrative	1,412	1,056	3,887	2,880

Total stock-based compensation	$1,532	$1,115	$4,194	$3,069

Stock-based compensation expense of $92 and $30 was capitalized as part of internal-use software and website development costs during the nine months ended September 30, 2012 and 2011, respectively.

7. Accrued Expenses

	September 30, 2012	December 31, 2011

Fleet related	$6,396	$3,455
Payroll and related benefits	5,620	4,237
Sales tax	4,801	4,899
Insurance	2,605	1,852
Legal, audit, tax, and professional fees	1,727	1,382
Marketing	1,522	156
Member deposits	1,362	803
Other	1,150	949
Interest and credit card fees	934	701
Deposit liability	625	1,250
Rent	465	319

Total accrued expenses	$27,207	$20,003

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

Fees paid towards the debt structure and debt issue costs such as legal expenses associated with the ABS facility are deferred and amortized to interest expense on a straight-line basis over the expected life of the debt, which is three years. The second amendment and restatement and extension of the 2010 Series was accounted for as a modification of debt and as such unamortized debt issuance costs associated with this Series are being amortized to interest expense over the expected life of the debt, which is three years. The total unamortized balance of debt issue costs were $1,864 and $1,698 at September 30, 2012 and December 31, 2011, respectively.

ZVF is subject to numerous restrictive covenants and compliance requirements under the base indenture and the other related agreements governing the ABS facility. The ABS facility agreements include restrictive covenants and compliance requirements applicable to ZVF with respect to liens, further indebtedness, minimum liquidity amounts, funding ratios, collateral enhancements, vehicle manufacturer mix, timely reporting and payments, use of proceeds, and sale of assets. For example, in order to obtain a funding advance under the ABS facility, the Company is required to contribute a proportionate amount of cash to ZVF for the exclusive use of vehicle purchases. The Company is in compliance with all restrictive covenants and compliance requirements. The facility is also subject to events of default and amortization that are customary in nature for automobile asset-backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal and a liquidation of the fleet securing the facility. The Company’s interest rates are subject to increase following an amortization event, such as non-renewal. The carrying amount of vehicles pledged as collateral for the facility was $128,492 and $70,010 as of September 30, 2012 and December 31, 2011, respectively.

In May 2012, in connection with the second amendment and restatement and extension of the 2010 Series, the Company liquidated its previous interest rate cap contract and purchased a new interest cap contract for a 3 year period as required under the terms of the ABS facility. The new interest rate cap, with the same 3.5% cap limit, was purchased at a cost of $39 net of proceeds from the sale of the previous interest rate cap contract. Additionally, as required under the 2011 Series, in March 2012, the Company purchased an interest rate cap at 3.5% for the entire notional amount of $50,000 to hedge interest rate exposures through the amortization period. These instruments, which do not meet the requirements for hedge accounting, are marked to market at each reporting period with the change in fair value recorded in other, net within other income (expense).

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011

ABS facilities	$97,000	$48,000
Less: current portion of long-term debt	—	—

Long-term debt	$97,000	$48,000

Payments due on long-term debt during each of the five fiscal years subsequent to September 30, 2012 are as follows:

2012	$—
2013	—
2014	47,000
2015	50,000

$97,000

The Company had $1,850 and $3,200 outstanding under letters of credit as of September 30, 2012 and December 31, 2011, respectively, related to operating leases.

9. Commitments and Contingencies

Leases. The Company leases its office spaces under noncancelable lease agreements. The leases include certain lease incentives, payment escalations and rent holidays, the net effect of which is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of occupancy. The Company also leases certain vehicles under noncancelable lease agreements (generally one-year commitments). Lease expenses for the Company’s office spaces and vehicles under operating leases were $3,076 and $6,218 for the three months ended September 30, 2012 and 2011, respectively and $11,728 and $19,410 for the nine months ended September 30, 2012 and 2011, respectively.

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

Future minimum annual lease payments under noncancelable leases as of September 30, 2012 are as follows:

	Operating Leases	Capital Leases

2012	1,671	7,005
2013	4,473	14,533
2014	1,875	11,143
2015	1,573	3,707
2016	994	81
2017	733	—
2018	236	—

Total future minimum lease payments	11,555	36,469

Less amounts currently due		18,097

		18,372

Capitalized vehicle leases have interest rates between 3.8% and 5.8%. Under certain capital lease agreements, the Company is required to maintain prescribed levels of cash and cash equivalents and working capital, which the Company was in compliance with as of September 30, 2012 and December 31, 2011.

Litigation. On July 27, 2011, a putative class action lawsuit was filed against the Company in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleged that the Company’s late fees were unlawful penalties. The lawsuit purported to assert claims against the Company for unjust enrichment, money had and received, for declaratory judgment, and for unfair and deceptive trade practices under Massachusetts General Laws ch. 93A, and requested certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff sought unspecified amounts of restitution and disgorgement of the revenues and/or profits that the Company allegedly received from imposing late fees, as well as a declaration that such late fees were void, unenforceable, and/or unconscionable, and an award of treble damages, attorneys’ fees and costs. On November 10, 2011, we filed a motion to dismiss, and on July 31, 2012, the court granted our motion to dismiss, dismissing the lawsuit in its entirety with prejudice. On August 29, 2012, the plaintiff filed a notice of appeal with the United States District Court for the District of Massachusetts. While the Company intends to contest the plaintiff’s appeal vigorously, neither the outcome of the appeal nor the amount and range of potential damages or exposure associated with the litigation if the appeal is successful can be assessed at this time.

The Company is also subject, from time to time, to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its business, financial position, results of operations or cash flows.

10. Income Taxes

For the three months ended September 30, 2012 and 2011, income tax expense of $1 and an income tax benefit of $305 were recorded, respectively. For the nine months ended September 30, 2012 and 2011, an income tax benefit of $56 and $264 were recorded, respectively. The tax rate differs from the amount of the federal statutory rate of 34%, primarily because the Company's maintains a full valuation allowance against their net deferred tax assets.

The Company has no amounts recorded for any unrecognized tax benefits as of September 30, 2012. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes, if any, as a component of its income tax provision. As of September 30, 2012, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2008 are open to income tax audit examination by the federal and state tax authorities. The Company’s foreign jurisdictions in the United Kingdom, Canada and in Spain are also open for income tax audit examination since December 31, 2008. In addition, as the Company has net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of net operating loss generated in those years.

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

The Company has performed an analysis under Section 382 through December 31, 2010, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and research and development credits carryforward due to ownership changes that have occurred previously. Based on this analysis, the Company has determined that ownership changes have occurred during its history which will cause a portion of its net operating loss and credit carryforward to expire unutilized.

11. Segment Information

The Company has identified two reportable segments: North America and Europe. Both segments derive revenue primarily from self-service vehicle use by its members. The North America segment, which includes the United States and Canada, represented substantially all of the Company’s revenue until the acquisition of Streetcar Limited, or Streetcar, in 2010. The Europe segment includes the operations of the United Kingdom, Spain, since February 2012 when the Company acquired a majority ownership interest in Avancar, and Austria, since July 2012 when the Company acquired CarSharing.at. The Company does not allocate certain expenses, including corporate costs and overhead, amortization expense and stock-based compensation, to its segments. Therefore, corporate reconciling items are used to capture the items excluded from segment operating performance measures. No revenue was recorded from transactions between segments. Asset information by operating segment is not reported to or received by the chief operating decision maker, and therefore, the Company has not disclosed asset information for each of the operating segments.

The Company’s segment information is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
North America	$65,328	$56,153	$173,323	$146,683
Europe	12,904	11,906	34,851	32,068

Total segment revenue	78,232	$68,059	$208,174	$178,751

Income (loss) before income taxes:
North America	15,996	11,223	35,461	26,006
Europe	(642)	(324)	(2,419)	(3,290)

Total segment income before income taxes	15,354	10,899	33,042	22,716

Corporate expenses	(9,811)	(6,866)	(25,465)	(19,670)
Acquisition and integration costs	(438)	(1,548)	(1,539)	(3,537)
Stock-based compensation	(1,532)	(1,115)	(4,194)	(3,069)
Amortization of acquired intangible assets	(742)	(956)	(2,381)	(3,023)
Interest income	95	45	248	65
Interest expense (non-vehicle)	(6)	(10)	(45)	(5,006)
Other income (expense), net	1,290	(91)	849	245

Income (loss) before income taxes and noncontrolling interest	$4,210	$358	$515	$(11,279)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense:
North America	$809	$458	$2,160	$1,792
Europe	429	342	1,034	997

Total segment interest expense	1,238	800	3,194	2,789

Corporate interest expense	6	10	45	5,006

Total	$1,244	$810	$3,239	$7,795

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation and amortization:
North America	$8,181	$4,687	$19,382	$10,674
Europe	2,143	1,965	6,866	6,370

Total segment depreciation	10,324	6,652	26,248	17,044

Corporate depreciation	638	462	1,614	1,325
Amortization of acquired intangible assets	742	956	2,381	3,023

Total	$11,704	$8,070	$30,243	$21,392

The Company’s geographic revenue and long-lived assets by area are included in the following tables:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
United States	$60,956	$52,188	$162,151	$136,777
United Kingdom	11,673	11,906	32,805	32,068
Other	5,603	3,965	13,218	9,906

Total	$78,232	$68,059	$208,174	$178,751

	September 30, 2012	December 31, 2011
Long-lived assets:
United States	$139,507	$76,809
International	36,332	26,980

Total	$175,839	$103,789

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

Overview

Zipcar operates the world’s leading car sharing network. We operate our membership-based business with over 10,000 vehicles in 20 major metropolitan areas and on more than 300 college campuses in the United States, Canada, the United Kingdom, Spain and Austria. Our car sharing service provides more than 760,000 members with cars on demand in reserved parking spaces within an easy walk of where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. We offer our solution to individuals, universities, businesses and government agencies.

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

Our revenue has grown from $57.8 million in 2007 to $241.6 million in 2011 and $208.2 million for the nine months ended September 30, 2012. Since our inception, a substantial portion of our revenue has been generated in North America. As of September 30, 2012, we had an accumulated deficit of $71.8 million. Our business initially requires fleet, marketing and infrastructure investments in each metropolitan area. As markets develop and membership increases, our business benefits from operational efficiencies and economies of scale. Cash flows from our more mature markets are used to fund new and emerging markets as well as investments in our infrastructure.

Although our principal growth has been organic, we have also grown through acquisitions. In November 2007, we acquired Flexcar, a national operator of car sharing services. In December 2009, we made an equity investment for a minority ownership stake in Catalunya Carsharing S.A., known as Avancar, the largest car sharing operator in Spain. In April 2010, we expanded our London operations with the acquisition of Streetcar Limited, or Streetcar, a car sharing service in the United Kingdom. In February 2012, we increased our ownership in Avancar to a majority holding of 60% and made an equity investment of $8.7 million for a minority ownership interest in Wheelz, Inc., a peer-to-peer car sharing company targeting university and other campus communities. In July 2012, we continued to grow our car sharing network globally, expanding our geographical footprint further into Europe with our acquisition of Denzel Mobility CarSharing GmbH, a leading car sharing service in Austria, known as CarSharing.at.

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

Results of Consolidated Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)
Revenue	$78,232	$68,059	$208,174	$178,751
Cost and expenses
Fleet operations	45,814	43,365	129,472	118,856
Member services and fulfillment	5,515	5,543	14,770	14,681
Research and development	1,279	1,083	3,271	3,055
Selling, general and administrative	20,540	15,803	55,350	43,213
Amortization of acquired intangible assets	742	956	2,381	3,023

Total operating expenses	73,890	66,750	205,244	182,828

Income (loss) from operations	4,342	1,309	2,930	(4,077)
Other income (expense)
Interest income	95	45	248	65
Interest expense	(1,244)	(810)	(3,239)	(7,795)
Other, net	1,017	(186)	576	528

Income (loss) before income taxes	4,210	358	515	(11,279)
(Benefit) provision for income taxes	1	(304)	(56)	(264)

Net income (loss)	4,209	662	571	(11,015)
Less: net (income) loss attributable to redeemable noncontrolling interest	111	(11)	279	1

Net income (loss) attributable to Zipcar, Inc.	$4,320	$651	$850	$(11,014)

Net income (loss) attributable to common stockholders per share:
Basic	$0.11	$0.02	$0.02	$(0.42)
Diluted	$0.10	$0.02	$0.02	$(0.42)

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	100.0%	100.0%	100.0%	100.0%
Cost and expenses
Fleet operations	58.6	63.7	62.2	66.5
Member services and fulfillment	7.0	8.1	7.1	8.2
Research and development	1.6	1.6	1.6	1.7
Selling, general and administrative	26.3	23.2	26.6	24.2
Amortization of acquired intangible assets	0.9	1.4	1.1	1.7

Total operating expenses	94.4	98.0	98.6	102.3

Income (loss) from operations	5.6	2.0	1.4	(2.3)
Other income (expense)
Interest income	0.1	0.1	0.1	0.0
Interest expense	(1.6)	(1.2)	(1.6)	(4.4)
Other, net	1.3	(0.3)	0.3	0.3

Income (loss) before income taxes	5.4	0.6	0.2	(6.4)
(Benefit) provision for income taxes	—	(0.4)	—	(0.1)

Net income (loss)	5.4	1.0	0.2	(6.3)
Less: net loss attributable to redeemable noncontrolling interest	0.1	0.0	0.1	0.0

Net income (loss) attributable to Zipcar, Inc.	5.5%	1.0%	0.3%	(6.3)%

Segments

We have identified two reportable segments: North America and Europe. In both segments, we derive revenue primarily from self-service vehicle use by our members.

In our North America segment, which includes the United States and Canada, revenue increased to $65.3 million for the three months ended September 30, 2012 from $56.2 million for the three months ended September 30, 2011 and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved to $16.0 million from $11.2 million during this period. Revenue increased to $173.3 million for the nine months ended September 30, 2012 from $146.7 million for the nine months ended September 30, 2011 in our North America segment, and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved to $35.5 million from $26.0 million during this period. These improvements are principally the results of growth in membership for the major metropolitan areas and universities in this segment and achieving higher margins based on operational, financing and scale-based efficiencies.

Our Europe segment includes the operations of the United Kingdom for the entire reported periods, the operations of Spain since February 2012, and Austria since July 2012. Revenue increased to $12.9 million for the three months ended September 30, 2012 from $11.9 million for the three months ended September 30, 2011 in our Europe segment. During this period, the segment loss before income taxes, which excludes corporate expenses and certain other costs, increased to a loss of $0.6 million from a loss of $0.3 million. These increases are due to the addition of Spain and Austria. Revenue increased to $34.9 million for the nine months ended September 30, 2012 from $32.1 million for the nine months ended September 30, 2011 in our Europe segment. During this period, the segment loss before income taxes, which excludes corporate expenses and certain other costs, decreased to $2.4 million from $3.3 million. This change is primarily due to improvements in our United Kingdom operations, particularly in fleet utilization and revenue per vehicle, following the integration of the former Streetcar business in the fourth quarter of 2011 slightly offset by the addition of Spain and Austria. Refer to Note 11 to the consolidated financial statements for additional segment information.

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenue

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(amounts in thousands)

Vehicle usage revenue	$66,933	$58,779	$8,154	13.9%	$176,557	$153,942	$22,615	14.7%
Fee revenue	11,215	9,227	1,988	21.5%	31,371	24,620	6,751	27.4%
Other revenue	84	53	31	58.5%	246	189	57	30.2%

Total	$78,232	$68,059	$10,173	14.9%	$208,174	$178,751	$29,423	16.5%

Vehicle usage revenue increased 13.9% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and 14.7% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Vehicle usage revenue increased primarily due to an increase in reservations associated with new Zipcar members. Fee revenue is derived from annual membership, application and damage waiver fees. The increase in fee revenue is primarily a result of a higher average member base at September 30, 2012 compared to September 30, 2011 and a strong uptake in our damage waiver offering. Our average membership increased to 757,000 for the three months ended September 30, 2012 from 632,000 for the three months ended September 30, 2011 and to 725,000 for the nine months ended September 30, 2012 from 598,000 for the nine months ended September 30, 2011. Annual fee revenue and application fee revenue are recognized ratably over one and five years, respectively. Revenue per member decreased by $5 to $103 for the three months ended September 30, 2012 from $108 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, revenue per member decreased by $12 to $286 from $298 for the nine months ended September 30, 2011. These decrease in revenue per member for the three and nine months ended September 30, 2012 were primarily due to a decrease in vehicle usage revenue per member in part due to an increased mix of more profitable hourly versus daily trips as well as a decrease in the growth of net new members, who on average tend to be more active.

Operating Expenses

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(amounts in thousands)

Fleet Operations	$45,814	$43,365	$2,449	5.6%	$129,472	$118,856	$10,616	8.9%
Member services and fulfillment	5,515	5,543	(28)	(0.5)%	14,770	14,681	89	0.6%
Research and development	1,279	1,083	196	18.1%	3,271	3,055	216	7.1%
Selling, general and administrative	20,540	15,803	4,737	30.0%	55,350	43,213	12,137	28.1%
Amortization of acquired intangible assets	742	956	(214)	(22.4)%	2,381	3,023	(642)	(21.2)%

Total	$73,890	$66,750	$7,140	10.7%	$205,244	$182,828	$22,416	12.3%

Fleet Operations: Fleet operations expenses increased 5.6% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and 8.9% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Fleet operations expenses increased as a result of an increase in the number of vehicles in our fleet. The average number of vehicles in our fleet increased by 1,323 to 11,186 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and by 1,189 to 10,236 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. In addition, cost per vehicle decreased 7.8% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and decreased 3.7% in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to improved cost leverage associated with increased average fleet size and a higher mix of vehicles financed under our ABS facility. Fleet operations expenses as a percentage of revenue decreased to 58.6% for the three months ended September 30, 2012 from 63.7% for the three months ended September 30, 2011 and 62.2% for the nine months ended September 30, 2012 from 66.5% for the nine months ended September 30, 2011 due to lower fleet financing costs resulting from the shift of vehicles onto our ABS facility, lower accidents expense on a per mile basis and higher gains on the disposal of vehicles.

Member Services and Fulfillment: Member services and fulfillment costs were relatively flat for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011. Average membership increased approximately 125,000 to 757,000 for the three months ended September 30, 2012 from 632,000 for the three months ended September 30, 2011 and by approximately 127,000 to 725,000 for the nine months ended September 30, 2012 from 598,000 for the nine months ended September 30, 2011. Member services and fulfillment as a percentage of revenue decreased to 7.0% for the three months ended September 30, 2012 from 8.1% for the three months ended September 30, 2011 and decreased to 7.1% for the nine months ended September 30, 2012 from 8.2% for the nine months ended September 30, 2011 due to volume-based improvements in merchant processing fees and leverage from our member service center.

Research and Development: Research and development expenses increased 18.1% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and 7.1% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Research and development expenses as a percentage of revenue remained constant at 1.6% for the three months ended September 30, 2012 and 2011 and decreased to 1.6% for the nine months ended September 30, 2012 from 1.7% for the nine months ended September 30, 2011. These changes are attributable to costs associated with additional headcount partially offset by an increase in internal capitalized cost for the continued development of our online reservation and fleet management system.

Selling, General and Administrative: Selling, general and administrative expenses increased 30.0% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and 28.1% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in selling, general and administrative expenses for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to an increase in labor and labor-related expenses of $1.8 million, including stock compensation expense and the expansion of our Zipcar for Business direct salesforce; marketing programs and advertising costs of $0.9 million; and other general and administrative related expenses of $2.0 million associated with operating as a public company and investment in our expanded European and IT infrastructure. The increase in selling, general and administrative expenses for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to an increase in labor and labor-related expenses of $4.9 million, including stock compensation expense and the expansion of our Zipcar for Business direct salesforce; an increase in marketing programs and advertising costs of $4.4 million; an increase in other general and administrative related expenses of $2.7 million associated with operating as a public company and investment in our expanded European and IT infrastructure. Selling, general and administrative expenses as a percentage of revenue increased to 26.3% for the three months ended September 30, 2012 from 23.2% for the three months ended September 30, 2011 and to 26.6% for the nine months ended September 30, 2012 from 24.2% for the nine months ended September 30, 2011.

Amortization of Acquired Intangible Assets: Acquired intangible assets associated with the Streetcar, Flexcar, Avancar and CarSharing.at acquisitions include member relationships, parking spaces, non-compete agreements, tradenames and reservation systems in existence at the time of the acquisition, and are amortized over their estimated useful lives of up to five years based on the pattern in which the economic benefits of the intangible assets are consumed. Amortization of acquired intangible assets decreased slightly to $0.7 million from $1.0 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 and to $2.4 million from $3.0 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to full amortization of certain intangible assets.

Interest Income: Interest income remained relatively unchanged for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

Interest Expense: Interest expense increased by $0.4 million to $1.2 million for the three months ended September 30, 2012 from $0.8 million for the three months ended September 30, 2011 due to increased vehicle-related debt outstanding. Interest expense decreased by $4.6 million to $3.2 million for the nine months ended September 30, 2012 from $7.8 million for the nine months ended September 30, 2011. This decrease resulted from the expenses associated with the retirement of high-cost corporate debt in the second quarter of 2011.

Other Income (expense): Other income (expense) increased $1.2 million to income of $1.0 for the three months ended September 30, 2012 as compared to expense of $0.2 million for the three months ended September 30, 2011 and was relatively flat at $0.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. This change is primarily attributable to the sale of Zero Emission Vehicle, or ZEV, credits of $1.7 million during the quarter ended September 30, 2012. Under certain state government regulations, vehicle manufacturers are required to ensure that a portion of the vehicles sold in that state are classified as “zero emission vehicles”. These laws provide for the purchase and sale of excess credits earned. Because we utilize energy efficient vehicles in our business, we were able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income. In addition, for the nine months ended September 30, 2012, we recorded a loss of $0.7 million related to our equity investment in Wheelz.

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

In addition to the key metrics described above, we also use Adjusted EBITDA, a non-GAAP financial measure, to assess our performance. We define Adjusted EBITDA as earnings before non-vehicle depreciation, non-vehicle interest, interest income, amortization, preferred stock warrant liability adjustment, stock compensation expenses, acquisition and integration costs, taxes and other income related to ZEV credits, income or loss from investments accounted for under the equity method and other gains or losses associated with events of a non-recurring nature. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes in our capital structure, income tax status and method of vehicle financing, and other items of a non-operational nature that affect comparability. We include vehicle-related depreciation and interest in our definition of Adjusted EBITDA because vehicles represent core operating assets used in the delivery of our service that require periodic replacement. In addition, the exclusion of these costs would result in a lack of comparability in the treatment of vehicles that are owned or leased under capital leases and those leased under operating leases.

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

Our quarterly key financial and operating metrics and non-GAAP financial measures are as follows:

Zipcar, Inc

Key financial and operating metrics

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Key Financial and Operating Metrics:
Ending members	767,481	649,627	767,481	649,627
Ending vehicles	10,645	9,489	10,645	9,489
Usage revenue per vehicle per day	$65	$65	$63	$62
Total revenue per member per period	$103	$108	$286	$298
Cost per new account	$70	$55	$77	$59
Average monthly member retention	97.3%	97.3%	97.7%	97.8%
Adjusted EBITDA (in thousands)	$6,504	$4,567	$9,903	$4,998

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

•

Total revenue per member is derived by dividing the total revenue for the period by the average number of members during that period. The decrease in total revenue per member over comparable prior year period is the result of lower per vehicle revenue principally due to a focus on shifting mix from daily reservations to more profitable hourly reservations as well as decline in the growth rate of new members, who on average tend to be more active.

•

Cost per new account is defined as marketing and advertising expenses at the field level, divided by total gross new member additions in the period. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new members. Cost per new account increased over the comparable prior year period due to increased marketing and advertising programs.

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

The following tables present a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss) attributable to Zipcar, Inc.	$4,320	$651	$850	$(11,014)
Stock compensation	1,532	1,115	4,194	3,069
Amortization	742	956	2,381	3,023
Non-vehicle depreciation	872	615	2,173	1,781
Acquisition and integration cost	438	1,548	1,539	3,537
Loss of equity-method investee	389	—	701	—
Non-vehicle interest expense	37	31	101	5,068
Interest income	(95)	(45)	(248)	(65)
Taxes	1	(304)	(56)	(264)
Preferred stock warrant liability adjustment	—	—	—	724
Zero Emission Vehicle credits	(1,732)	—	(1,732)	(861)

Adjusted EBITDA	$6,504	$4,567	$9,903	$4,998

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

Our quarterly vehicle data is as follows:

	For the Three Months Ended
	Sept. 30, 2012	Sept. 30, 2011

Owned vehicles	7,548	4,592
Capital lease vehicles	1,821	1,608
Operating lease vehicles	1,276	3,289

Ending vehicles	10,645	9,489

Through May 2010, we principally had used a combination of operating leases and capital leases to fund our vehicle fleet. In May 2010, Zipcar Vehicle Financing LLC, or ZVF, our wholly-owned bankruptcy-remote special purpose entity, completed the closing of the original series of variable funding notes, or the 2010 Series, under our ABS facility. In May 2011 and again in May 2012, the 2010 Series was amended and extended. Additionally, in December 2011, ZVF issued a new series of variable funding notes, which we refer to as the 2011 Series, pursuant to our ABS facility. As a result of the ABS facility, our mix of owned vehicles continues to increase in 2012 as we purchased more vehicles under such facility. The mix of vehicles under capital lease relates principally to our UK operation, which finances its fleet almost exclusively through capital leases. We expect these shifts in our financing strategy will continue to result in higher property and equipment and higher capital lease obligations and vehicle-related debt on our balance sheet as well as a lower per vehicle cost included in cost of fleet operations and higher vehicle-related interest expense.

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

Our quarterly Established Markets data is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Established Markets:
Ending members	391,422	340,814	391,422	340,814
Ending vehicles	5,495	5,006	5,495	5,006
Usage revenue per vehicle per day	$70	$70	$69	$68
Revenue (in thousands)	$45,016	$39,313	$117,565	$100,831
Income before tax (in thousands)	$13,005	$9,061	$28,496	$21,081

During the three months ended September 30, 2012, revenue for Established Markets grew 14.5% from the same period in 2011, while income before tax was 28.9% of revenue as compared to 23.0% in the prior year period. During the nine months ended September 30, 2012, revenue for Established Markets grew 16.6% from the same period in 2011, while income before tax was 24.2% of revenue as compared to 20.9% in the prior year period.

Liquidity and Capital Resources

Since inception, we have incurred recurring losses and have an accumulated deficit of $71.8 million through September 30, 2012. We have financed our operations primarily through the sale of redeemable convertible preferred stock, sale of common stock in connection with our IPO, proceeds from the exercise of stock options and restricted stock, the issuance of long-term debt, operating and capital lease financings, vehicle related financing and from positive cash flow from operations. At September 30, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $82.4 million and $3 million available for vehicle financing under the ABS facility. Our marketable securities investment portfolio is invested in U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs. We believe that our current cash and cash equivalents, investments, cash flow from operations and funds available under our ABS and leasing facilities will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

	Nine Months Ended September 30,
	2012	2011
	(in thousands)

Condensed cash flows

Net loss	$571	$(11,015)
Non-cash adjustments	34,496	29,071
Changes in working capital	15,862	9,422

Net cash provided by operating activities, net of acquisition	50,929	27,478

Purchases of available-for-sale securities	(28,676)	(37,250)
Proceeds from sale of available-for-sale securities	28,135	—
Increase in restricted cash	(11,656)	(3,615)
Proceeds from sale of property and equipment	28,562	9,066
Purchases of property and equipment	(101,219)	(59,043)
Cash paid in business combination, net of transaction costs	(2,967)	—
Investment in equity method investee	(8,700)	—
Other	(779)	(394)

Net cash used in investing activities	(97,300)	(91,236)

Proceeds from issuance of debt, net of debt issuance costs	48,023	32,683
Payments of principal under notes payable, capital lease obligations and other debt	(21,092)	(68,782)
Proceeds from issuance of restricted stock	—	2,500
Proceeds from issuance of common stock in connection with initial public offering	—	109,769
Other	1,303	1,022

Net cash provided by financing activities	28,234	77,192

Effect of exchange rate changes on cash and cash equivalents	(141)	(596)

Net (decrease) increase in cash and cash equivalents	(18,278)	12,838
Cash and cash equivalents
Beginning of period	61,658	43,005

End of period	$43,380	$55,843

Operating activities:

Net cash provided by operating activities was $50.9 million for the nine months ended September 30, 2012 primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $35.1 million excluding items such as depreciation, amortization, stock-based compensation, loss on disposal of fixed assets, and other items totaling $34.5 million. Favorable changes in operating assets and liabilities of $15.9 million primarily relate to increases to liabilities and accrued expenses and costs related to our operation as a public company as well as the reversal of a temporary increase in accounts receivable in December 2011 associated with integration of Streetcar members to the Zipcar system in addition to a decrease in other assets associated with $2.5 million received from the sale of ZEV credits due to us in the fourth quarter of 2011 and an increase in deferred revenue as a result of an increase in our membership base.

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

Investing activities:

Cash used in investing activities during the nine months ended September 30, 2012 of $97.3 million was principally due to purchases of property and equipment of $101.2 million primarily under the ABS facility, our $8.7 million investment in Wheelz, purchases of marketable securities of $28.7 million, an increase in restricted cash of $11.7 million, and cash paid in business combinations of $3.4 million, partially offset by proceeds from the sale of marketable securities of $28.1 million and proceeds from the sale of property and equipment of $28.6 million. The purchases were primarily for incremental and replacement vehicles and in-car equipment to support increased reservations from our growing membership base.

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

Financing activities:

Cash provided by financing activities during the nine months ended September 30, 2012 of $28.2 million was due to the issuance of debt under our ABS facility of $48.0 million and proceeds from the exercise of stock options and warrants of $1.3 million offset by principal payments associated with capital lease obligations and the repayment and retirement of debt obligations of $21.1 million.

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

Our future capital requirements may vary materially and will depend on many factors, including, but not limited to, our expansion into new markets, availability and cost of financing for our vehicles, our pricing and fee structure, the levels of marketing and promotion costs required to increase our membership base, the expansion of our sales, support and marketing organizations, the establishment of additional domestic and international offices, and other costs necessary to support our growth and operations.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet activities. We do not have any off-balance sheet interest in variable interest entities, which include special purpose entities and other structured finance entities.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(in thousands)

Operating leases	$11,555	$5,666	$3,563	$1,923	$403
Capital leases	36,469	18,097	17,880	492	—
Debt	97,000	—	97,000	—	—

Total	$145,024	$23,763	$118,443	$2,415	$403

We lease our office spaces for our corporate location in Cambridge, Massachusetts and also for our local operations in various cities under noncancelable lease agreements. We also lease certain vehicles under noncancelable lease agreements, generally with one-year commitments.

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

Interest Rate & Credit Risk. We are exposed to changes in interest rates in the normal course of our business as a result of our ongoing investing and financing activities, which affect our debt as well as our cash, cash equivalents and marketable securities and the fair value of those investments. At September 30, 2012, we had unrestricted cash, cash equivalents and marketable securities totaling $82.4 million. These amounts were held for working capital purposes and capital expenditures and were invested primarily in government-backed securities. We do not enter into investments for trading or speculative purposes.

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

Our debt as of September 30, 2012 comprised ABS debt and capital leases, which totaled $133.5 million. The carrying value of our debt approximated fair value based on the underlying terms and characteristics of those instruments. Substantially all of our capital leases as of September 30, 2012 carry interest at a variable rate. Our ABS debt carries interest at a variable rate and we have entered into associated interest rate cap agreements to mitigate related interest rate exposure. We did not have any other debt outstanding in which fluctuations in the interest rates would impact us.

We are exposed to concentrations of credit risk in cash and cash equivalents. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy

Foreign Exchange Risk. We are exposed to foreign currency exchange rate risk inherent in revenues, cost, net income and assets and liabilities denominated in currencies other than the U.S. dollar, principally the British pound sterling, the Euro and the Canadian dollar. The potential change in foreign currency exchange rates, principally the British pound sterling, could impact us. Assets and liabilities associated with our U.K., Spain, Austria and Canada subsidiaries are translated to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income (loss) on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities. We view our investment in these foreign operations as long-term and, therefore, in the periods presented we have not entered into any derivative transactions to mitigate the currency effect on our operating results. We have no intention of hedging our foreign exchange risk at this time; however, such exposure to foreign currency exchange rate fluctuations in the future will be evaluated on an ongoing basis. We do not enter into derivatives for trading or other speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 27, 2011, a putative class action lawsuit was filed against us in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleged that our late fees were unlawful penalties. The lawsuit purported to assert claims against us for unjust enrichment, money had and received, for declaratory judgment, and for unfair and deceptive trade practices under Massachusetts General Laws ch. 93A, and requested certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff sought unspecified amounts of restitution and disgorgement of the revenues and/or profits that we allegedly received from imposing late fees, as well as a declaration that such late fees were void, unenforceable, and/or unconscionable, and an award of treble damages, attorneys’ fees and costs. On November 10, 2011, we filed a motion to dismiss, and on July 31, 2012, the court granted our motion to dismiss, dismissing the lawsuit with prejudice. On August 29, 2012, the plaintiff filed a notice of appeal with the United States District Court for the District of Massachusetts. While we intend to contest the plaintiff’s appeal vigorously, neither the outcome of this appeal nor the amount and range of potential damages or exposure associated with the litigation if the appeal is successful can be assessed at this time.

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

We have experienced net losses in each year since our inception and as of September 30, 2012, we had an accumulated deficit of $71.8 million. Although we were profitable for the last two quarters of 2011 and the third quarter of 2012, we incurred a net loss for the first two quarters of 2012. We cannot provide assurance that our business operations will sustain profitability and we may incur net losses for the remainder of 2012 and beyond. We expect to incur significant future expenses as we develop and expand our business, which will make it harder for us to maintain future profitability. We may incur losses in the future for a number of reasons, including the other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events.

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

Members of companies that we have acquired or may acquire in the future may not continue to use our services at the levels we estimate at the time of the acquisition or may not remain members of Zipcar.

In the fourth quarter of 2011, we completed the integration of Streetcar with Zipcar. Some former Streetcar members are not using our services at the same level as they used Streetcar’s services and some former Streetcar members have not used our services at all or terminated their membership. If members of car sharing companies that we have acquired or may acquire in the future do not continue to use our services at the level that we estimate at the time of the acquisition or do not remain Zipcar members, our financial results will be adversely affected.

A material amount of our assets represent goodwill and intangible assets, and our earnings would be reduced if our goodwill or intangible assets were to become impaired.

As of September 30, 2012, our goodwill and intangible assets, net, represented approximately $111.0 million, or 25.8%, of our total assets, the majority of which is related to our Streetcar acquisition. Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually, or whenever events or changes in circumstances indicate an impairment may exist, based on the fair value of the reporting unit. Intangible assets, which relate primarily to the member relationships, parking spaces, trade name, non-compete agreements and technologies acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. Our earnings would be reduced if our goodwill or intangible assets were to become impaired.

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

We could be negatively impacted if losses for which we do not have third-party insurance coverage increase, our insurance coverages prove to be inadequate or if we are unable to renew our insurance policies at competitive rates.

We do not have third-party insurance coverage for damage to our vehicles, but we do have third-party insurance coverage, subject to limits and deductibles, for bodily injury and property damage resulting from member accidents involving our vehicles. We account for vehicle damage or the total loss of a vehicle at the time such damage or loss is incurred. For example, some of our vehicles were damaged by Hurricane Sandy and we will incur some unrecoverable losses from damage to those vehicles. Also, because we are responsible for damage to our vehicles, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs. Catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition. In addition, our current third-party insurance coverage requires us to pay high deductibles. These high deductibles may result in volatility of our quarterly operating results and our operating results may be adversely affected if our actual deductible costs are higher than we anticipate.

Furthermore, many universities, cities and government entities prefer to do business with parties with significant financial resources who can provide substantial insurance coverage. Should we be unable to renew our third-party insurance, excess liability insurance and other commercial insurance policies at competitive rates, higher rates or the loss of such insurance could have an adverse effect on our financial condition and results of operations. In the future, we may again be exposed to liability for which we self-insure at levels in excess of our historical levels and to liabilities for which we are insured that exceed the level of our insurance.

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

We rely on third-party support service providers to deliver our services to our members. If these service providers experience operational difficulties or disruptions, our business could be adversely affected.

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

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Many of these matters relate to incidents involving our members while driving our vehicles. As we have grown, we have seen a rise in the number of litigation matters against us. For example, in October 2009 we were named in a class action lawsuit, which was dismissed in its entirety in June 2010. In July 2011, we were named in a similar purported class action lawsuit, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS, filed in the Federal District Court in Massachusetts, alleging that our late fees are unlawful penalties and unfair and deceptive trade practices. Although the case was dismissed with prejudice on July 31, 2012, on August 29, 2012, the plaintiff filed a notice of appeal with the United States District Court for the District of Massachusetts. We may be subject to other consumer class action lawsuits in the future. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses and terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, hurricanes, volcanoes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. For example, some of our vehicles were damaged by Hurricane Sandy and we will incur some unrecoverable losses from the damage to those vehicles. Acts of terrorism, which may be targeted at metropolitan areas which have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential member data. We may not have sufficient protection or recovery plans in certain circumstances and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide a high quality member experience, such disruptions could negatively impact our ability to run our business, which could have an adverse effect on our operating results.

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

As of September 30, 2012, we had significant net operating loss carryforwards for U.S. federal tax and state tax purposes. The federal net operating loss carryforwards begin to expire in 2021 and certain state net operating loss carryforwards began to expire in 2007. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. We have performed an analysis on the annual limitations and determined that majority of our net operating loss carryforwards are available to reduce future corporate income tax liability. However, future ownership changes could further limit our ability to use these net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

Risks Relating to Our Indebtedness

We have substantial debt and may incur additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of September 30, 2012, we had an aggregate principal amount of debt outstanding of approximately $133.5 million, $36.5 million of which represents vehicle leases of Zipcar with several third parties and $97.0 million of which is directly associated with ZVF, our wholly-owned bankruptcy-remote special purpose entity. ZVF has entered into a securitization program and variable funding note facilities, pursuant to which ZVF can borrow up to $100 million from third-party lenders. ZVF has used these borrowed funds to purchase vehicles that it has leased to us. We refer to these vehicle financing lines as our ABS facility and expect that over time they will largely replace our existing leasing arrangements.

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

Shares of our common stock were sold in our IPO in April 2011 at a price of $18.00 per share, and our common stock has subsequently traded as high as $31.50 and as low as $5.90. The market price of our common stock could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our stock-based compensation expenses totaled $4.1 million, $2.8 million, $1.7 million and $4.2 million during 2011, 2010, 2009 and the nine months ended September 30, 2012, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The model used by us requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Our executive officers and directors and their affiliates could have significant influence over us and could delay or prevent a change in corporate control.

As of September 30, 2012, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 36.9% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We raised a total of $108.3 million in net proceeds in the IPO. We have used $51.4 million of these net proceeds to repay certain indebtedness, $8.7 million of these proceeds to fund our investment in Wheelz, Inc. and $3.4 million of these proceeds to fund our acquisition of CarSharing.at. None of these repayments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates, and none of such payments were direct or indirect payments to others. The remaining net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

INDEX TO EXHIBITS

ITEM 6. EXHIBITS

Exhibits

10.1	Agreement for Surrender of Headlease and Lease, dated September 4, 2012, by and among Zipcar (UK) Limited, Woodcock Brothers (Wimbledon) Limited and Heineken UK Limited, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) / Rule 15d-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIPCAR, INC.

/s/ Edward G. Goldfinger
Edward G. Goldfinger
Chief Financial Officer
Date: November 9, 2012	(Principal Financial and Accounting Officer and Duly Authorized Signatory)