Form 10-K
period 2012-12-31
ZIPCAR INC
filed 2013-03-04
CIK 1131457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2012, was approximately $245.2 million (based on the closing price of the registrant’s Common Stock on the Nasdaq Global Select Market on June 29, 2012, of $11.73 per share).

The number of shares outstanding of the registrant’s $0.001 par value Common Stock as of February 28, 2013 was 40,868,767.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

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

Item 1. BUSINESS

Proposed Merger of the Company

On December 31, 2012, Zipcar, Avis Budget Group, Inc., or Avis Budget, and Millennium Acquisition Sub, Inc., a wholly-owned subsidiary of Avis Budget, or Merger Sub, entered into an Agreement and Plan of Merger, which we refer to herein as the merger agreement, pursuant to which, on the terms and subject to the conditions set forth in the merger agreement, Avis Budget agreed to acquire all of the outstanding shares of Zipcar for $12.25 per share in cash, without interest, and pursuant to which Merger Sub will be merged with and into Zipcar with Zipcar continuing as the surviving corporation and a wholly-owned subsidiary of Avis Budget, which we refer to herein as the merger.

On the terms and subject to the conditions set forth in the merger agreement, which has been unanimously approved by our Board of Directors, at the effective time of the merger, or the effective time, and as a result thereof, each share of our common stock that is issued and outstanding immediately prior to the effective time (other than our common stock owned by Avis Budget, Merger Sub or any of their respective subsidiaries, or by Zipcar or any subsidiary of Zipcar, which will be canceled without payment of any consideration, and shares of our common stock for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive $12.25 in cash, without interest, or the merger consideration. Each outstanding option to purchase our common stock will be accelerated, become fully vested and be cancelled prior to the effective time and each holder of an option will be entitled to receive, in cash, the amount by which the merger consideration exceeds the exercise price of such option multiplied by the number of shares of common stock subject to such option. Each outstanding warrant to purchase or otherwise acquire our common stock will be accelerated, become fully vested and be cancelled at the effective time and each holder of a warrant will be entitled to receive, in cash, the amount by which the merger consideration exceeds the exercise price of such warrant multiplied by the number of shares of our common stock subject to such warrant.

Consummation of the merger is subject to customary conditions, including (i) adoption of the merger agreement by the holders of a majority of the outstanding shares of our common stock, (ii) the absence of any law or order prohibiting the consummation of the merger, (iii) review of the merger by the UK competition authorities and compliance with any other applicable antitrust or competition laws or regulations, and (iv) the absence of a material adverse effect with respect to us. The consummation of the merger is not subject to a financing condition.

The merger agreement contains certain termination rights for both Avis Budget and Zipcar, and further provides that, upon termination of the merger agreement in certain circumstances, we would be required to pay Avis Budget a termination fee of $16,807,250.

A special meeting of stockholders is scheduled for March 7, 2013 to consider and vote upon adoption of the merger agreement.

The foregoing descriptions of the merger and the merger agreement do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of the merger agreement, which is attached as Exhibit 2.1 to Zipcar’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2013 and is incorporated herein by reference.

Overview

Zipcar operates the world’s leading car sharing network. Founded in 2000, we provide the freedom of “wheels when you want them” to over 775,000 members, whom we refer to as Zipsters. We operate our membership-based business in 20 major metropolitan areas and on more than 300 college campuses in the United States, Canada, the United Kingdom, Spain and Austria. We provide Zipsters with self-service vehicles in conveniently located reserved parking spaces in the neighborhoods where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. Our service is simple and convenient:

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

We initially focused our operations in three metropolitan areas: Boston, New York and Washington, D.C. These markets have since developed into active car sharing markets that continue to grow. We then applied our knowledge and experience from operating in these markets to develop and grow additional markets, such as San Francisco, Los Angeles, Chicago, Baltimore, Providence, Austin, Miami, Toronto, Vancouver and London. We further increased our geographic footprint to include Seattle, Portland, Atlanta, Philadelphia and Pittsburgh through a merger with Flexcar in 2007. In April 2010, we expanded our operations in the United Kingdom through the acquisition of Streetcar. Our presence in London also serves as our European center of operations and management. We completed the integration of our London operations with those of Streetcar in the fourth quarter of 2011. In February 2012, we acquired a majority interest in Barcelona-based Avancar, the largest car sharing service in Spain, and completed the integration of Avancar’s operations with Zipcar’s operations in October 2012. In July 2012, we acquired Denzel Mobility CarSharing GmbH, a leading car sharing service in Austria, operating under the name CarSharing.at.

We intend to continue to grow by increasing awareness and adoption in existing markets, extending the car-sharing concept, expanding into new international and domestic markets, broadening our relationships with existing members and continuing to focus on building relationships with businesses, universities and governmental organizations. We believe our 20 major metropolitan areas have significant potential for growth and that we remain early in the adoption cycle in all of our markets. We currently estimate that over 10 million driving age residents, business commuters and university community members live or work within a short walk of a Zipcar and we expect that as we increase our fleet and our geographic footprint, the number of driving age residents living or working within a short walk of a Zipcar is likely to increase. We have identified more than 100 additional global metropolitan areas and hundreds of universities that would be attractive markets for the adoption of car sharing over time.

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

•

For Urban Residents Who Own Cars. Within cities, car owners face numerous challenges. The cost of owning and maintaining a car in urban areas, including parking, gas, taxes, registration, insurance, maintenance and lease payments, is high and continues to increase and a typical car sits idle the vast majority of the time. Many car owners in urban areas have difficulty finding or affording parking garages that are conveniently located near their homes. Some residents park their cars on the street, which frequently requires a permit, subjects the owner to the daily hassles of alternate day street sweeping and the seasonal inconveniences of shoveling snow and snow emergency parking bans. In addition, cars parked on the street are more vulnerable to damage and theft. Lastly, car owners in urban areas may not have the type of vehicle needed for a desired activity, such as a pick-up truck or van for moving furniture.

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

Zipcar for Universities. We provide college students, faculty, staff and local residents living in or near rural and urban campuses with access to Zipcars. Zipcars are located on over 300 college and university campuses. Our program for universities helps university administrators maximize the use of limited parking space on campus and reduce campus congestion while providing an important amenity for students, faculty, staff and local residents. In some cases, Zipcar is the only automobile transportation available to students, since many traditional rental car services have higher age restrictions.

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

Other Providers of Car Sharing or Similar Services. In addition to their traditional rental car businesses, Hertz, Enterprise and UHaul have launched separately branded car sharing operations. These companies have long histories operating their core rental car businesses, but none of them has been specifically designed and built as a car sharing network. Therefore, we believe they may have difficulty adapting to a member based service rather than a transaction based service because they do not share many of the key attributes that we believe are essential to succeeding in car sharing, including an integrated and purpose built technology platform, extensive car sharing operating and transactional experience, focus on providing an optimal member experience or brand recognition in the car sharing space. In addition, auto manufacturers such as Daimler and BMW have established, or partnered with other companies to offer, forms of car sharing or car sharing like services.

Our car sharing competitors also include a growing number of for-profit and not-for-profit operators in certain metropolitan areas, such as Chicago, Toronto, Philadelphia, San Francisco, London and other North American and European cities. Many of these competitors operate in only one city and lack a critical mass of vehicles to provide a member experience competitive with that of Zipcar. As a result, they do not benefit from the same operational efficiencies and economies of scale and may be less likely to invest in infrastructure to the degree we believe is necessary to remain competitive.

In addition, new mobility models and technologies have emerged more recently in both North America and Europe, such as station-less, one-way and peer-to-peer car sharing, ridesharing and smart parking. While these new models and technologies may be viewed as competitive with our services, we believe they are largely complementary to, rather than competitive with, the car sharing services we provide and represent an expansion of our addressable market.

Our Competitive Differentiators

We believe our current leadership position is based on a number of distinct competitive advantages:

Our First Mover Position, Within and Across Cities. We have over 775,000 members and thousands of Zipcars interspersed throughout the largest car sharing network of cities and vehicle locations in the world. Since our members need different vehicles for different purposes, we provide a broad range of vehicle alternatives to suit their specific needs and desires for each trip. Based upon the readily available Zipcars in their neighborhoods, our members have the flexibility to reserve a hybrid vehicle for fuel efficiency, a pick-up truck or a van to bring new furniture home from the store, a minivan to travel with friends to the beach or a luxury vehicle for a night out on the town. No other car sharing service offers the size and diversity of our Zipcar fleet or operates a network within and across as many cities as we do.

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

Our Knowledge Base. Our twelve years of operating experience in new and existing markets is a key advantage. None of our competitors has the benefit of having launched and operated car sharing at a scale in as many cities as we have. Our extensive experience has allowed us to become experts in areas such as member acquisition, member support, fleet mix, vehicle location and key metrics management. We have accumulated over ten years of detailed car sharing data representing millions of member interactions, vehicle reservations and related activities. This database, along with our reporting and business information tools, enables extensive and rapid analysis of member and vehicle usage patterns and supports agile decision-making. This operational experience not only serves as a competitive advantage in our existing markets, but also helps us to effectively launch and expand into new markets. No other car sharing service in the United States has been operating as long as we have.

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

Expand into New Markets. We continue to expand into new international and domestic markets both organically and through acquisitions and other business combinations and partnerships. In November 2007, we acquired Flexcar, which extended our geographic footprint in North America. In April 2010, we acquired Streetcar, which we believe will establish a base for future expansion opportunities in Europe. Our market expansion strategy is based on our experience and expertise in identifying and expanding into attractive new markets that can support car sharing. We intend to enter additional cities in Europe and Asia through a combination of organic growth, acquisitions, joint ventures, franchise opportunities and other relationships. In 2009, we acquired a minority interest in Avancar, the largest car sharing service in Spain, and in 2011, we exercised our option to increase our percentage ownership in Avancar to a controlling stake of 60%. In February 2012, we made a strategic equity investment in Wheelz, a peer-to-peer car sharing company. In July 2012, we acquired Denzel Mobility CarSharing GmbH, a leading car sharing service in Austria, operating under the name CarSharing.at. Domestically, we intend to continue expanding into new markets, including cities that are near our current markets. We launched Zipcar in Austin and Miami during 2012.

Leverage Our Network to Broaden Our Relationships with Members. Our members are critical to our success. We actively pursue feedback from our members to better understand and satisfy their needs. We believe continuously improving the member experience translates into longer and more active member relationships. For example, our overnight program, which allows a member to reserve a vehicle during certain periods on weeknights, allows our members to run errands or attend events in the evenings and park the Zipcars around their homes at night before returning them the following morning, all for approximately half the cost of a daily rate. In 2011, we expanded our damage fee waiver program to include a monthly option, significantly increasing the appeal of this program to our members. In early 2012, we began piloting in North America our Zipvan service, building off our successful cargo van service in the United Kingdom, and launched the service in nine North American cities in 2012 and in Barcelona in February 2013. We have also established a commerce and community function and have implemented a new segmentation database to inform our marketing, vehicle location and pricing actions and to improve personalization of the service, while at the same time seeking to drive profitable growth. In January 2012, we began piloting a weekday, no annual fee driving program called the Access Plan, in Toronto and Vancouver, Canada. The Access Plan lets members drive Zipcars and Zipvans (where available) from Monday through Friday, excluding holidays. We will continue to seek ways to leverage our network in order to broaden our product and service offerings and to provide our members with personalized and localized mobility services to meet the unique challenges associated with urban and university lifestyles.

In addition, new mobility models and technologies are emerging, including peer-to-peer, station-less and one-way car sharing, ridesharing and smart parking. We believe these new models are largely complementary to the car sharing services we offer. We view the growth of the mobility category in new directions as an opportunity for us to expand our addressable market. We believe our strong brand and first-to-scale advantage put us in a unique position to exploit the network effects and business synergies we can bring to the broader mobility space.

Continue to Build Offerings for Businesses and Government Agencies. Through our Zipcar for Business program, we offer reduced membership fees and weekday driving rates to employees of companies, federal agencies and local governments that sponsor the use of Zipcars. Through our FastFleet software-as-a-service platform, the technology we use in our core operations is available to businesses and government agencies for the management and administration of their own fleet operations. We have entered into relationships related to our services with a number of municipalities and with government agencies in Boston, New York, Philadelphia, Washington, D.C., Chicago, Wilmington, Delaware and other cities. We have a dedicated marketing group that is targeting additional government agencies and businesses.

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

•

Data Centers, Network Access and Security. Our primary data center is located in Somerville, Massachusetts with a secondary data center located in the United Kingdom that can be brought online in the event of a failure at our primary data center. Our data centers store the information contained in our centralized database and host the Zipcar website and web-based applications that we have developed to manage our integrated technology platform. Our data centers and reservation system software maintain real-time communication with encrypted message protocols and credit card data. We use industry-standard commercial antivirus, firewall and patch-management technology to protect and maintain the systems located at our data centers. Our website is designed to be fault-tolerant, with a collection of identical web servers, which provide us with the flexibility to scale our operations. During the 12 months ended December 31, 2012, we processed over approximately five million reservations and our reservation system was available 99.99% of the time.

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

We plan to continue to finance our domestic fleet primarily through the asset-backed vehicle financing model. Amounts borrowed under this facility will be used to purchase vehicles and the facility will be securitized by the vehicles purchased. We believe this financing model permits us to add new vehicles to our domestic fleet more cost-effectively than with traditional leasing arrangements. We believe that most, if not all, of our future vehicle domestic needs will continue to be met through this asset-backed vehicle financing model.

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

Our branding has resonated with Zipsters, many of whom serve as brand ambassadors. Many of our new members tell us that they were introduced to Zipcar via word-of-mouth from existing members. We also have a formal referral program that awards driving credit for new member referrals. We use social media to provide Zipsters with the tools to advocate our brand electronically. We have over 168,000 Facebook fans and over 50,000 followers on Twitter. Our employees regularly log into and follow the messages on these social media sites to monitor and understand the sentiment of our members and others who post messages or ask questions using these forms of social media.

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

Financial Information

Financial information regarding our reporting segments is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II and our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

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

Seasonality

We experience some effects of seasonality due to increases in usage during the summer months and on holidays such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and United Kingdom bank holidays. Accordingly, the number of Zipcar reservations and associated revenue have generally been higher during those periods. Our business also is impacted negatively due to inclement weather conditions, such as blizzards and hurricanes.

Employees

As of December 31, 2012, we had 553 full-time employees, including 169 in fleet operations and support, 118 in member services, 93 in sales and marketing, 52 in engineering and 121 in general and administrative functions. None of our employees is covered by collective bargaining agreements. We consider our current relationship with our employees to be good. In addition, as of December 31, 2012, we had 182 part-time employees, including 27 in fleet operations and support, 29 in member services, 125 in sales and marketing and one in general and administrative functions.

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

Risks Related to the Merger

A significant delay in consummating or a failure to consummate the proposed merger could have a material adverse effect on our stock price and operating results.

If the proposed merger with Avis Budget is not completed, it could have a material adverse effect on our stock price. In addition, any significant delay in consummating the merger could have a material adverse effect on our operating results, adversely affect our member and vendor relationships and would likely lead to a significant diversion of management and employee attention and potential employee attrition.

Expenses related to the proposed merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the proposed merger, including legal and investment banker fees and retention bonus expenses. We expect these costs to have an adverse effect on our operating results. In addition, if the merger is not consummated under certain circumstances, we may be required to pay to Avis Budget a termination fee of $16,807,250.

Restrictions on the conduct of our business prior to the completion of the proposed merger may have a negative impact on our operating results.

We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger that require us to conduct our business only in the ordinary course, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the merger.

Risk Related to Our Business

We have a history of losses, and we may be unable to sustain profitability.

We have experienced net losses in each year from our inception until the year ended December 31, 2011 and recorded our first net profit in the year ended December 31, 2012. We cannot provide assurance that our business operations will sustain profitability and it is possible we may incur net losses for in 2013 and beyond. We expect to incur significant future expenses as we develop and expand our business, which will make it harder for us to maintain future profitability. We may incur losses in the future for a number of reasons, including the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events.

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

As of December 31, 2012, our goodwill and intangible assets, net, represented approximately $110 million, or 25.7%, of our total assets, the majority of which is related to our Streetcar acquisition. Goodwill is generated when the cost of an acquisition exceeds the fair value of the net tangible and identifiable intangible assets we acquire. Goodwill is subject to an impairment analysis at least annually, or whenever events or changes in circumstances indicate an impairment may exist, based on the fair value of the reporting unit. Intangible assets, which relate primarily to the member relationships, parking spaces, trade name, non-compete agreements and technologies acquired by us as part of our acquisitions of other companies, are subject to an impairment analysis whenever events or changes in circumstances exist that indicate that the carrying value of the intangible asset might not be recoverable. Our earnings would be reduced if our goodwill or intangible assets were to become impaired.

We face residual risks related to the value of vehicles in our fleet and risks related to potential disruptions in the supply of vehicles and parts, all of which could disrupt our business and harm our financial condition and operating results.

Our approximate average holding period for a vehicle is one to three years. Thereafter, we dispose of these vehicles in auctions and by direct sales to dealers. We are not a party to any material contractual repurchase programs or guaranteed depreciation programs with any car manufacturer. Therefore, we carry substantially all of the risk that the market value of a vehicle at the time of its disposition will be less than its estimated residual value at such time. This is known as “residual risk.” For various reasons the used car market for one or more of the vehicle models in our fleet could experience considerable downward pricing pressure. If we are unable to dispose of our vehicles for amounts that are equal to or greater than their estimated residual value, our financial results may be negatively impacted.

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

Our business can expose us to claims for personal injury, death and property damage resulting from the use of our vehicles by our members. For example, a member may use a Zipcar vehicle that has worn tires or some mechanical or other problem, including a manufacturing defect that contributes to a motor vehicle accident that results in a death, serious injury or significant property damage for which we may be liable. In addition, we depend on our members and third-party service providers to inspect the vehicles prior to driving in order to identify any potential damage or safety concern with the vehicle. To the extent that we are found at fault or otherwise responsible for an accident, our insurance coverage would cover losses up to a maximum of $5 million in the United States, which coverage level may not be sufficient to satisfy our entire financial obligations.

We could be negatively impacted if losses for which we do not have third-party insurance coverage increase, our insurance coverages prove to be inadequate or if we are unable to renew our insurance policies at competitive rates.

We do not have third-party insurance coverage for damage to our vehicles, but we do have third-party insurance coverage, subject to limits and deductibles, for bodily injury and property damage resulting from member accidents involving our vehicles. We account for vehicle damage or the total loss of a vehicle at the time such damage or loss is incurred. For example, some of our vehicles were damaged by Hurricane Sandy and we will incur some unrecoverable losses from damage to those vehicles. Also, because we are responsible for damage to our vehicles, a deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to increased claim costs. Catastrophic uninsured claims filed against us or the inability of our insurance carriers to pay otherwise-insured claims would have an adverse effect on our financial condition. In addition, our current third-party insurance coverage requires us to pay high deductibles. These high deductibles may result in volatility of our quarterly operating results and our operating results may be adversely affected if our actual deductible costs are higher than we anticipate.

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

We generally experience some effects of seasonality due to increases in travel during the summer months and holidays such as Memorial Day, Independence Day, Labor Day, Thanksgiving, Christmas and United Kingdom bank holidays. Accordingly, the number of vehicle reservations and associated revenue have generally increased at a higher rate during those periods. Our revenue is impacted negatively by inclement weather conditions, such as blizzards and hurricanes. This seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality and member behavior that we experience may change.

The market for car sharing services is becoming increasingly competitive, and if we fail to compete effectively our business will suffer.

We expect that the competitive environment for our car sharing service will become more intense as additional companies enter our existing markets or try to expand their operations in those markets. Currently, our primary competitors are traditional rental car companies and auto manufacturers that have established operating car sharing services, which generally have greater name recognition among our target members and greater financial, technical and marketing resources. Secondary competitors include for-profit and not-for-profit companies that provide car sharing services in specific neighborhoods, communities or cities. These secondary competitors may increase the number of vehicles in their fleets or enhance the vehicle offerings in their existing fleets to be more competitive, and additional competitors may enter our markets. Some of our competitors may respond more quickly to new or emerging technologies and changes in driver preferences or requirements that may render our services less desirable or obsolete. These competitors could introduce new solutions with competitive price and convenience characteristics or undertake more aggressive marketing campaigns than ours. New mobility models and technologies are emerging, including peer-to-peer, station-less and one-way floating car sharing and ride sharing. These models and technologies may become increasingly competitive with our services. We believe that price is one of the primary competitive factors in our market and pricing in our markets is very transparent. Our competitors, some of whom may have access to substantial capital, could compete aggressively with us on the basis of pricing. To the extent that we decrease our pricing as a result of downward pricing by our competitors and are not able to reduce our operating costs, it could have a material adverse impact on our results of operations. Conversely, if we fail to respond effectively to competitive actions, we may lose members and experience a decrease in vehicle reservations.

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

We must continue to build and maintain strong brand identity. Member awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality member experience. Failure to provide our members with high-quality reservation and drive experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted brand. To promote our brand, we have incurred and expect to continue to incur substantial expense related to advertising and other marketing efforts, but we cannot be sure that this investment will be produce the returns we expect.

From time to time, our members express dissatisfaction with our service levels, including our vehicle inventory, available reservation times and response time with respect to questions or incidents with our vehicles. Members who return vehicles late, without sufficient gas or in an unclean condition adversely affect other members’ experiences, which can also cause dissatisfaction with our service. To the extent dissatisfaction with our service is widespread or not adequately addressed, our reputation could be harmed, and our efforts to develop Zipcar as a trusted brand could be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain members could be adversely affected.

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

To date, some taxing authorities have not required us or our customers to pay a rental car tax each time a vehicle is reserved. However, there can be no assurance such tax will not be imposed on us and our members by these authorities in the future. The imposition such tax could have a material adverse effect on our business.

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

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Many of these matters relate to incidents involving our members while driving our vehicles. As we have grown, we have seen a rise in the number of litigation matters against us. For example, in October 2009, we were named in a class action lawsuit, which was dismissed in its entirety in June 2010. In July 2011, we were named in a similar purported class action lawsuit, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS, filed in the Federal District Court in Massachusetts, alleging that our late fees are unlawful penalties and unfair and deceptive trade practices. Although the case was dismissed with prejudice on July 31, 2012, on August 29, 2012, the plaintiff filed a notice of appeal with the United States District Court for the District of Massachusetts and that appeal is currently pending. We may be subject to other consumer class action lawsuits in the future. In addition, and as further described in Part I – Item 3 of this Annual Report on Form 10-K, since the announcement of our proposed merger with Avis Budget, we have become subject to several class action lawsuits relating to the proposed merger. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position.

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

If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which could negatively impact the price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. SEC rules require that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, for the fiscal year ended December 31, 2012, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and assist our independent registered public accounting firm in reporting on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will continue to require that we incur substantial expense and expend significant management time on compliance-related issues. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness in our internal control, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a delay in compliance with Section 404 could subject us to a variety of administrative sanctions, including ineligibility for short form registration, action by the SEC, the suspension or delisting of our common stock from the Nasdaq Global Select Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price and could harm our business.

Our ability to use net operating loss carryforwards in the United States may be limited.

As of December 31, 2012, we had significant net operating loss carryforwards for U.S. federal tax and state tax purposes. The federal net operating loss carryforwards begin to expire in 2021 and certain state net operating loss carryforwards began to expire in 2007. To the extent available, we intend to use these net operating loss carryforwards to reduce the corporate income tax liability associated with our operations. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. We have performed an analysis on the annual limitations and determined that majority of our net operating loss carryforwards are available to reduce future corporate income tax liability. However, future ownership changes including as a result of the proposed merger, could further limit our ability to use these net operating loss carryforwards. To the extent our use of net operating loss carryforwards is significantly limited, our income could be subject to corporate income tax earlier than it would if we were able to use net operating loss carryforwards, which could have a negative effect on our financial results.

Risks Related to Our Indebtedness

We have substantial debt and may incur additional debt, which could adversely affect our financial condition, our ability to obtain financing in the future and our ability to react to changes in our business.

As of December 31, 2012, we had an aggregate principal amount of capital lease obligations and debt outstanding of approximately $109.1 million, $32.1 million of which represents vehicle leases of Zipcar with several third parties and $77.0 million of which is directly associated with Zipcar Vehicle Financing LLC, or ZVF, our wholly-owned bankruptcy-remote special purpose entity. ZVF has entered into a securitization program and variable funding note facilities, pursuant to which ZVF can borrow up to $100 million from third-party lenders. ZVF has used these borrowed funds to purchase vehicles that it has leased to us. We refer to these vehicle financing lines as our ABS facility and expect that over time they will largely replace our existing domestic leasing arrangements.

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

Shares of our common stock were sold in our IPO in April 2011 at a price of $18.00 per share, and our common stock has subsequently traded as high as $31.50 and as low as $5.90. The market price of our common stock could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	the financial guidance that we provide to the public, any changes in such guidance, or our failure to meet such guidance;

•	fluctuations in our revenue due to failure to attract or decreases in members or member usage of vehicles;

•	changes in estimates of our financial results or recommendations by securities analysts, or our failure to meet such estimates;

•	failure of our car sharing service to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive service offerings or technologies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving us;

•	additions or departures of key personnel;

•	investors’ general perception of us;

•	changes in general economic, industry and market conditions; and

•	announcements regarding material developments related to the proposed merger with Avis Budget.

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

Our stock-based compensation expenses totaled $5.6 million, $4.1 million, $2.8 million and $1.7 million during 2012, 2011, 2010 and 2009, respectively. In the event the proposed merger with Avis Budget is not consummated, we expect our stock-based compensation will continue to be significant in future periods, which will have an adverse impact on our operating results. The model we used requires the input of highly subjective assumptions, including the price volatility of the option’s underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Our executive officers and directors and their affiliates could have significant influence over us and could delay or prevent a change in corporate control.

As of December 31, 2012, our executive officers and directors and their affiliates beneficially owned, in the aggregate, approximately 33.4% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease approximately 35,000 square feet of office space. This lease expires on August 31, 2013 with respect to approximately 30,000 square feet and on January 31, 2015 with respect to the balance of the space. On November 30, 2012, we entered into a lease for 46,200 square feet of office space in Boston, Massachusetts. This lease expires on December 31, 2023 and we have the option to extend the lease for two additional five-year periods. We intend to move our corporate headquarters from 25 First Street, Cambridge, Massachusetts to 35 Thomson Place, Boston, Massachusetts during the first half of 2013.

We also lease office facilities in the London area totaling approximately 11,000 square feet. The leases for our London area facilities expire on January 3, 2020 and January 4, 2020.

Item 3. Legal Proceedings

On July 27, 2011, a putative class action lawsuit was filed against us in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleged that our late fees were unlawful penalties. The lawsuit purported to assert claims against us for unjust enrichment, money had and received, for declaratory judgment, and for unfair and deceptive trade practices under Massachusetts General Laws ch. 93A, and requested certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff sought unspecified amounts of restitution and disgorgement of the revenues and/or profits that we allegedly received from imposing late fees, as well as a declaration that such late fees were void, unenforceable, and/or unconscionable, and an award of treble damages, attorneys’ fees and costs. On November 10, 2011, we filed a motion to dismiss, and on July 31, 2012, the court granted our motion to dismiss, dismissing the lawsuit with prejudice. On August 29, 2012, the plaintiff filed a notice of appeal with the United States District Court for the District of Massachusetts and the appeal is currently pending before the First Circuit Court of Appeals, with oral argument scheduled for March 5, 2013. While we intend to contest the plaintiff’s appeal vigorously, neither the outcome of this appeal nor the amount and range of potential damages or exposure associated with the litigation if the appeal is successful can be assessed at this time.

On January 4, 2013, a putative class action lawsuit was filed in Suffolk County Superior Court in the Commonwealth of Massachusetts by Robert Karrasch, an alleged stockholder of the company (Karrasch v. Zipcar, Inc. et al., Civil Action No. 13-0038-BLS2). The lawsuit alleges, among other things: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers, and (ii) that Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duties. The lawsuit seeks, among other things, an injunction against the consummation of the merger until such time as defendants comply with their obligation to maximize shareholder value and disclose all material information regarding the merger, an award of damages, and costs and expenses, including attorneys’ and experts’ fees and expenses. On January 25, 2013, the parties to this lawsuit filed with the court an agreed-upon order, which the court signed, in which the plaintiff agreed not to seek any relief in the Massachusetts courts prior to the closing of the merger, and to seek any such relief in the Delaware courts. In exchange, defendants agreed to provide plaintiff with any discovery provided to the plaintiffs in the pending Delaware proceedings, described further below, and not to oppose plaintiff’s attempt to intervene in the Delaware litigation. On February 21, 2013, the plaintiff moved to intervene in the Delaware litigation.

On January 7, 2013, a putative class action lawsuit was filed in Middlesex County Superior Court in the Commonwealth of Massachusetts by Blair Holbrook, an alleged stockholder of the company (Holbrook v. Zipcar, Inc. et al., Civil Action No. 13-0060). The lawsuit alleges, among other things: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers, and (ii) that Zipcar, Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duties. The lawsuit seeks, among other things, an injunction against the consummation of the merger until such time as the company implements a procedure to obtain the highest possible value for stockholders and disclose all material information regarding the merger, rescission of the merger agreement, an award of damages, and costs and expenses, including attorneys’ and experts’ fees and expenses. In connection with the agreed order described above in the Karrasch matter, counsel for plaintiff Holbrook has agreed to consolidate this matter with the Karrasch matter above, and therefore to subject this litigation to the same terms of the agreed order in that matter. On February 21, 2013, the plaintiff moved to intervene in the Delaware litigation.

On January 8, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Martin Bertisch, an alleged stockholder of the company (Bertisch v. Zipcar, Inc. et al., Transaction ID 48803240, C.A. No. 8185). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers, and (ii) that Zipcar, Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, and an award of costs and expenses, including attorneys’ and experts’ fees and expenses.

On January 8, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Bruce H. Paul, an alleged stockholder of the company (Paul v. Zipcar, Inc. et al., Transaction ID 48818538, C.A. No. 8192). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Zipcar, Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On January 9, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Joseph Morcos, an alleged stockholder of the company (Morcos v. Zipcar, Inc. et al., Transaction ID 48840033, C.A. No. 8200). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Zipcar, Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On January 16, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Allen Srulowitz, an alleged stockholder of the company (Srulowitz v. Zipcar, Inc. et al.,

Transaction ID 48977007, C.A. No. 8226). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Zipcar and Avis Budget aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger until such time as the company implements a procedure to obtain the highest possible value for stockholders, rescission of the merger agreement, and an award of costs and expenses, including attorneys’ and experts’ fees and expenses.

On January 16, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Evan Hecker, an alleged stockholder of the company (Hecker v. Zipcar, Inc. et al., Transaction ID 48980399, C.A. No. 8227). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger until such time as the company implements a procedure to obtain the highest possible value for stockholders, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, and an award of costs and expenses, including attorneys’ and experts’ fees.

On January 17, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Jim Billups, an alleged stockholder of the company (Billups v. Zipcar, Inc. et al., Transaction ID 48989086, C.A. No. 8229). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, an order directing our board of directors to maximize shareholder value in any proposed sale of the company, and an award of costs and expenses, including attorneys’ and experts’ fees.

On January 25, 2013, the Court of Chancery of the State of Delaware issued an order granting the request by each of the six Delaware plaintiffs to have their lawsuits consolidated into one matter, now entitled In re Zipcar, Inc. Stockholder Litigation, C.A. No. 8185-VCP, Transaction ID 49105339. On January 30, 2013, the Delaware plaintiffs filed a verified consolidated amended complaint, or the amended complaint. The amended complaint alleges, among other things: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that certain members of the board of directors put their financial interest ahead of that of the stockholders by favoring a sale over an option for long term growth, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers, and that the preliminary proxy statement filed with the SEC on January 22, 2013 failed to disclose all material information necessary for stockholders to make an informed vote on the proposed merger; and (ii) that Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, and an award of costs and expenses, including attorneys’ and experts’ fees.

On February 26, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, we agreed to settle all of the pending litigation relating to the merger with Avis Budget. The settlement provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the conditional certification of the merger-related litigation as a non-opt-out class action pursuant to Court of Chancery Rule 23 on behalf of a class consisting of all record and beneficial owners of our common stock during the period beginning on December 31, 2012 through the date of the consummation of the proposed merger, including any and all of their respective successors in interest, predecessors and representatives, and the release of all asserted claims. As part of the settlement, we have agreed to make certain additional disclosures related to the proposed merger and to waive a provision of the confidentiality agreement between us and one of the other potential acquirers that would prohibit that party from requesting a waiver of its standstill obligations under the confidentiality agreement. The additional disclosures were made in a Current Report on Form 8-K filed with the SEC on February 26, 2013. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. The settlement will not affect the merger consideration to be received by our stockholders.

In connection with the settlement, we may be liable for the plaintiffs’ attorneys’ fees and costs; however, as of this time any such fee award is uncertain and no reasonable estimate can be made. We carry a director and officer insurance policy which may cover some or all of the cost of this matter subject to a $500,000 retention.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 28, 2013, there were 78 holders of record of our common stock. Our common stock began trading on the Nasdaq Global Select Market on April 14, 2011 under the symbol “ZIP.”

The following table sets forth for the periods indicated below the high and low sales prices for our common stock, all as reported by the Nasdaq Global Select Market of the Nasdaq Stock Market LLC.

2013	High	Low
First quarter (through February 28, 2013)	$12.24	$12.16

2012	High	Low
First quarter	$16.25	$12.90
Second quarter	14.79	8.87
Third quarter	11.98	6.50
Fourth quarter	8.95	5.90

2011	High	Low
Second quarter (beginning April 14, 2011)	$31.50	$18.92
Third quarter	25.88	16.50
Fourth quarter	21.41	12.04

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

The comparative stock performance graph below compares the cumulative total stockholder return (assuming reinvestment of dividends, if any) from investing $100 on April 14, 2011, the date on which our common stock was first publicly traded, to the close of the last trading day of 2012, in each of (i) our common stock, (ii) the Russell 3000 Index and (iii) a peer group index shown as The Peer Group in the comparative stock performance graph below, consisting of the following 12 publicly traded companies: Ancestry.com, Constant Contact, Blucora, iRobot, lululemon athletica, OpenTable, Pandora Media, Rosetta Stone, Shutterfly, Under Armour, United Online and Vistaprint. We created the peer group index for purposes of this graph because no published industry or line-of-business index exists for Zipcar. The companies in the peer group are the same publicly-traded companies our compensation committee uses for purposes of compensation benchmarking and were selected because they have one or more business model characteristics similar to ours, including positive sales growth, similar stage (post-IPO) of business life cycle, strong brand recognition, first mover advantage, providing a strong and recognizable user experience, a large field operations component, international sales and presence, growth strategy focused on both organic and inorganic growth, sustainability focus and multiple sales channels.

Recent Sales of Unregistered Securities

During the period from January 1, 2012 through December 31, 2012, holders of our warrants exercised warrants to purchase an aggregate of 207,895 shares of our common stock, either through a cashless exercise or cash exercise. We received an aggregate of $39,440 of cash proceeds from the cash exercises of warrants to purchase an aggregate of 29,021 shares of our common stock. The remainder of the warrants were exercised via a cashless net share settlement process, whereby warrants to purchase an aggregate of 178,874 shares of our common stock were exercised, resulting in the forfeiture of 102,162 shares in satisfaction of the warrant exercise price, and the issuance of 76,712 shares of our common stock.

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

Item 6. Selected Financial Data

You should read the following selected consolidated financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheets data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this Form 10-K.

The historical results presented are not necessarily indicative of future results. You should read the data set forth below in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010 (1)	2009	2008
	(in thousands, except share and per share data)
Revenue	$278,868	$241,649	$186,101	$131,182	$105,969
Cost and expenses
Fleet operations	173,613	159,185	122,634	93,367	84,199
Member services and fulfillment	20,007	19,460	15,114	10,414	7,580
Research and development	4,522	3,948	3,170	2,314	1,549
Selling, general, and administrative	71,558	57,117	49,172	29,973	25,324
Amortization of acquired intangible assets	3,070	3,892	3,414	990	1,226

Total operating expenses	272,770	243,602	193,504	137,058	119,878

Income (loss) from operations	6,098	(1,953)	(7,403)	(5,876)	(13,909)
Other income (expense)
Interest income	367	128	47	60	429
Interest expense	(4,385)	(8,634)	(8,185)	(2,457)	(1,603)
Other, net	1,170	3,041	1,731	3,690	568

Income (loss) before income taxes	3,250	(7,418)	(13,810)	(4,583)	(14,515)
(Benefit) provision for income taxes	(10,937)	(270)	311	84	—

Net income (loss)	14,187	(7,148)	(14,121)	(4,667)	(14,515)
Less: net (income) loss attributable to redeemable noncontrolling interest	489	(4)	(4)	23	—

Net income (loss) attributable to Zipcar, Inc.	$14,676	$(7,152)	$(14,125)	$(4,644)	$(14,515)

Net income (loss) attributable to common stockholders per share:
Basic	$0.37	$(0.24)	$(2.74)	$(2.23)	$(7.15)
Diluted	$0.35	$(0.24)	$(2.74)	$(2.23)	$(7.15)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic	39,852,035	29,379,940	5,148,559	2,083,943	2,028,986
Diluted	41,545,494	29,379,940	5,148,559	2,083,943	2,028,986

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$45,255	$61,658	$43,005	$19,228	$21,099
Total assets	417,293	344,538	248,928	89,907	87,926
Deferred revenue	26,107	24,028	17,912	12,908	9,870
Redeemable convertible preferred stock warrant	—	—	478	400	144
Notes payable and capital lease obligation	109,140	70,275	94,063	15,212	16,956
Redeemable convertible preferred stock	—	—	116,683	95,715	95,715
Total stockholders’ equity (deficit)	247,500	221,450	(5,301)	(47,363)	(45,018)

(1)	In April 2010, the Company acquired Streetcar.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview

Zipcar operates the world’s leading car sharing network. We operate our membership-based business with over 9,000 vehicles in 20 major metropolitan areas and on more than 300 college campuses in the United States, Canada, the United Kingdom, Spain and Austria. Our car sharing service provides more than 775,000 members with cars on demand in reserved parking spaces within an easy walk of where they live and work. Our members may reserve cars by the hour or by the day at rates that include gas, insurance and other costs associated with car ownership. We offer our solution to individuals, universities, businesses and government agencies.

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

Our revenue has grown from $106.0 million in 2008 to $278.9 million in 2012. Since our inception, a substantial portion of our revenue has been generated in North America. As of December 31, 2012, we had an accumulated deficit of $58 million. Our business initially requires fleet, marketing and infrastructure investments in each metropolitan area. As markets develop and membership increases, our business benefits from operational efficiencies and economies of scale. Cash flows from our more mature markets are used to fund new and emerging markets as well as investments in our infrastructure.

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

On December 31, 2012, we entered into an Agreement and Plan of Merger with Avis Budget Group, Inc. pursuant to which Avis has agreed to acquire all of our outstanding shares for $12.25 per share in cash, representing a total transaction value of approximately $500 million. The merger agreement was approved by the board of directors of both companies. The closing of the transaction remains subject to customary conditions, including approval by our stockholders, and is expected to close in March or April, 2013. A special meeting of Zipcar stockholders is scheduled for March 7, 2013 to consider and vote upon adoption of the merger agreement.

Revenue

We derive revenue primarily from vehicle usage and membership fees. A prospective member applies for membership online. This initial application is accepted following a driving record check and validation of credit card information provided. To cover these costs, we charge a one-time non-refundable application fee in most markets.

Vehicle usage revenue is recognized as chargeable hours are incurred. Annual membership fees are deferred and recognized ratably over the one-year period of membership. Membership application fees are recorded as deferred revenue and recognized ratably as revenue over the average life of the member relationship, which we currently estimate to be five years. In 2008, we began to offer a fleet management solution, known as FastFleet, by licensing our proprietary vehicle-on-demand technology on a software-as-a- service, or SaaS, basis to organizations that manage their own fleets of vehicles, including local, state and federal government agencies. Customers are charged a monthly fee, which is recognized ratably. If upfront fees are charged then the upfront fees are recorded as deferred revenue and recognized as revenue over the expected customer relationship period commencing from the day the customer is granted access to the system.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of labor-related expenses for sales and marketing, administrative, human resources, internal information technology support, legal, finance and accounting personnel, online search and advertising, trade shows, marketing agency fees, public relations and other promotional expenses, professional fees, insurance and other corporate expenses including certain acquisition-related costs. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines. We expect to continue to invest in sales and marketing activities to increase our membership base and brand awareness. Additionally, we expect that general and administrative expenses will increase as we continue to add personnel to support the growth of our business. We also have incurred and expect to continue to incur additional personnel expenses, professional service fees, including audit and legal, investor relations, costs of compliance with securities laws and regulations, and higher director and officer insurance costs related to operating as a public company. As a result, we expect that our selling, general and administrative expenses will continue to increase in the future but decrease as a percentage of revenue over time as our membership base and related revenue increases.

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

We generate revenue primarily from vehicle usage and membership fees from individuals, university students and faculty, businesses and government agencies. Vehicle usage revenues are recognized as chargeable hours are incurred. Annual membership fees are generally nonrefundable and are deferred and recognized ratably over the one-year period of membership. Membership application fees are recorded as deferred revenue and recognized as revenue over the average life of the member relationship, which we currently estimate to be five years. This estimate is based on several assumptions, including historical retention levels. Any changes to these estimates would increase or decrease our recorded revenue. However, if the average life of the member relationship had changed by one year, our revenue in 2012 would not have changed by a material amount. Direct and incremental costs associated with the membership application process, consisting of the cost of driving record checks and the cost of providing membership cards, are deferred and recognized as an expense over the estimated life of the member relationship. Our members have the ability to purchase a damage fee waiver to reduce or eliminate insurance deductible costs in the event of an accident. Damage waiver fees are recorded as revenue ratably over the term for which such waiver coverage applies. Members are charged a fee for returning our vehicles late. Such fees are recorded as revenue at the time the fee is charged, which is at the end of the reservation period. Sometimes new members are offered driving credits as an inducement to joining Zipcar. These driving credits generally expire shortly after a new member joins Zipcar and allow the member to operate our vehicles without paying for the usage of the vehicles until the credits are exhausted. These driving credits are treated as a deliverable in the arrangement and represent a separate unit of accounting since the credits have value on a stand-alone basis with reliable evidence of fair value. Accordingly, a portion of the annual fee received is allocated to such credits, based on relative fair values of each deliverable, and recorded as revenue upon usage of such credits or upon expiration, whichever is earlier. We provide driving credits to existing members for various reasons, including referring a new member. The cost related to such driving credits is estimated based on an average cost per hour and applied to the estimated hours of driving a member is eligible for based on the corresponding credit. This amount is recorded in the consolidated statement of operations in Fleet Operations.

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

Vehicles

Owned vehicles and vehicles held under capital leases are capitalized as part of property and equipment and depreciated over their expected useful lives to estimated residual value. We record the initial cost of the vehicle net of incentives and allowances from manufacturers. We must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires us to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions. We reevaluate estimated residual values periodically and adjust depreciation rates as appropriate. Differences between actual residual values and those estimated result in a gain or loss on disposal and are recorded as part of fleet operations at the time of sale. Actual timing of disposal that is either shorter or longer than the life used for depreciation purposes could result in a loss or gain on sale.

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

Income Taxes

Deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the tax rates anticipated to be in effect when such differences reverse. On a periodic basis, we assess the likelihood that we will be able to recover our deferred tax assets and in doing so we consider the quality and trend of earnings, as well as other relevant factors. A valuation allowance is provided if, based on currently available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. This assessment requires us to make judgments about the likelihood and amounts of future taxable income. As of December 31, 2012, we evaluated the likelihood that we would realize the deferred income taxes to offset future taxable income and concluded that it is more likely than not that substantially all of our U.S. deferred tax assets will be realized through consideration of both the positive and negative evidence. The evidence consisted primarily of our three year U.S. historical cumulative profitability, projected future taxable income and forecasted utilization of the deferred tax assets. The net change in valuation allowance in 2012 was $20.0 million which includes the reduction in the U.S. valuation allowance as discussed above, a reduction in the valuation allowance associated with net operating losses and credit carryforwards that are unavailable due to ownership changes in the prior years and an increase in the valuation allowance associated with losses not benefited in foreign jurisdictions. We maintain a valuation allowance for certain deferred tax assets of $14.9 million, primarily related to foreign net operating losses and fixed assets, due to the uncertainty regarding their realization. Adjustments could be required in the future if our estimate that the amount of deferred tax assets to be realized is more or less than the net amount recorded.

In accordance with our policy, the remaining undistributed earnings, if any, of our non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2012 as they are required to fund needs outside the U.S. and may not be repatriated in a manner that is substantially tax free. It is not practicable to estimate the amount of additional tax, if any, that might be payable on this undistributed foreign income.

We follow the accounting guidance on Accounting for Uncertain Tax Positions and recognize liabilities for uncertain tax positions. We evaluate our tax positions by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit by applicable taxing authorities. If we determine that a tax position will more likely than not be sustained in the event of an audit, then we estimate and measure the tax benefit likely to be realized upon ultimate settlement. Any such estimates are inherently difficult and subjective, as we have to make judgments regarding the probability of various possible outcomes. We had no amounts recorded for any unrecognized tax benefits as of December 31, 2012. Our policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of our income tax provision. As of December 31, 2012, we had not recorded any accrued interest or tax penalties. Our income tax return reporting periods since December 31, 2008 remain open to income tax audit examination by federal and state taxing authorities. In addition, as we have net operating loss carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments based on the amount of net operating loss generated in those years.

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

We have performed an analysis under Section 382, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of net operating losses and research and development credits carryforward due to ownership changes that have occurred previously. Based on this analysis, we have determined that while ownership changes have occurred during our history, a substantial portion of the net operating losses and credits are available for future utilization net of any limitations.

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

We test goodwill for impairment at least annually. We review goodwill for impairment on the last day of our fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. Our assessment is performed at the reporting unit level. Historically the goodwill evaluation for impairment was performed using a two-step process. The first step was to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeded the book value, goodwill was not considered impaired. If the book value exceeds the fair value, the second step of the process was performed to measure the amount of impairment. In September 2011, the Financial Accounting Standards Board, or FASB, issued ASU 2011-08, “Intangibles-Goodwill and Other: Testing Goodwill for Impairment”, or ASU 2011-08. The objective of ASU 2011-08 is to simplify how entities test for goodwill impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed. As allowed under this guidance we early adopted ASU 2011-08 in 2011.

We have determined that we have five reporting units: United States of America, United Kingdom, Canada, Spain and Austria.

The fair value of our U.S. reporting unit, which carries approximately $41.9 million in goodwill associated with the Flexcar acquisition, was assessed for impairment using the new ASU 2011-08 model. Accordingly, we performed a qualitative analysis examining key events and circumstances affecting fair value, such as budget- to- actual performance and consistency of operating margins, growth in new members and revenue as well as year over year profitability and overall change in the economic environment and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing our U.S. reporting unit’s goodwill for impairment.

For the UK reporting unit, which carries approximately $60.4 million in goodwill associated with the Streetcar acquisition, we bypassed qualitative analysis under ASU 2011-08 based upon the results of our 2011 annual impairment test and assessed goodwill for impairment using the two step model. The process of evaluating goodwill for impairment under the two step model involves the determination of the fair value of our reporting units. The fair value of the reporting units is determined in part by using a discounted future cash flow method, which involves applying appropriate discount rates to estimated cash flows including terminal value that are based on forecasts of revenue, costs and capital requirements. For our UK reporting unit, we estimated future revenue growth based on a number of key assumptions, including membership growth, frequency of reservations per member, duration of trips, pricing for existing markets and entry into new markets. Our cost structure assumptions were based on historic trends, modified for inflation and nonrecurring items, and expected operational efficiencies. The estimated terminal value was calculated using the Two-Stage Growth model. The cash flows employed in the discounted cash flow analysis are based on our most recent financial plan and various growth rates have been assumed for years beyond the current financial plan period. We used a discount rate in our analysis that was deemed to be commensurate with the underlying uncertainties associated with achieving the estimated cash flows projected. The fair value determination also includes using a guideline public company method in which the reporting unit is compared to publicly traded companies in the industry group. The companies used for comparison under the guideline public company method were selected based on a number of factors, including but not limited to, the similarity of their industry, growth rate and stage of development, business model, and financial risk.

Based on the analysis, we noted that the fair value of the UK reporting unit exceeds the carrying value by approximately 22%, indicating no goodwill impairment. As referenced above, the analysis incorporates quantitative data and qualitative criteria including new information that can change the result of the impairment test. The most significant assumptions used in the analysis are the discount rate, the terminal value and expected future revenues, gross margins and operating margins. Unfavorable trends in our membership growth, frequency of reservations per member, duration of trips and related pricing could negatively impact our revenue growth and terminal value. If our future costs are materially different from our historic cost trends or if we do not realize operational efficiencies as expected, our expected gross and operating margins could be negatively impacted. Our inability to meet expected results could increase the underlying uncertainties of future projections, thereby causing an increase in our discount rate. Accordingly, unfavorable changes to our assumptions could impact our conclusion regarding whether existing goodwill is impaired and result in a material impact on our consolidated financial position or results of operations.

The remainder of our goodwill, $5.2 million, relates to the Spain and Austria reporting units which were acquired during 2012. As of December 31, 2012, we determined there were no changes in events or circumstances that indicate it is more-likely-than-not that the fair value of these reporting units have fallen below their carrying amount since the purchase price allocation and goodwill analysis was performed for Spain and Austria at acquisition in February and July 2012, respectively. Accordingly, no further analysis was required for purposes of testing the Spain and Austria reporting units’ goodwill for impairment.

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

Valuation of Marketable Securities

Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in our consolidated balance sheets included elsewhere in the Annual Report on Form 10-K. Changes in the fair value of investments impact our net income only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and our intent to sell, or whether it is more likely than not we will be required to sell, the investment before recovery of the investment’s amortized cost basis. Our assessment on whether an investment is other-than-temporarily impaired or not, could change in the future due to new developments or changes in assumptions related to any particular investment. We have not recorded any other-than-temporarily impairment charges during the years ended December 31, 2012 and 2011.

Results of Consolidated Operations

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue	$278,868	$241,649	$186,101
Cost and expenses
Fleet operations	173,613	159,185	122,634
Member services and fulfillment	20,007	19,460	15,114
Research and development	4,522	3,948	3,170
Selling, general and administrative	71,558	57,117	49,172
Amortization of acquired intangible assets	3,070	3,892	3,414

Total operating expenses	272,770	243,602	193,504

Income (loss) from operations	6,098	(1,953)	(7,403)
Other income (expense)
Interest income	367	128	47
Interest expense	(4,385)	(8,634)	(8,185)
Other, net	1,170	3,041	1,731

Income (loss) before income taxes	3,250	(7,418)	(13,810)
Provision (benefit) for income taxes	(10,937)	(270)	311

Net income (loss)	14,187	(7,148)	(14,121)
Less: net (income) loss attributable to redeemable noncontrolling interest	489	(4)	(4)

Net income (loss) attributable to Zipcar, Inc.	$14,676	$(7,152)	$(14,125)

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	100.0%	100.0%
Cost and expenses
Fleet operations	62.3	65.9	65.9
Member services and fulfillment	7.2	8.1	8.1
Research and development	1.6	1.6	1.7
Selling, general and administrative	25.7	23.6	26.4
Amortization of acquired intangible assets	1.1	1.6	1.8

Total operating expenses	97.9	100.8	103.9

Income (loss) from operations	2.1	(0.8)	(3.9)
Other income (expense)
Interest income	0.1	0.1	0.0
Interest expense	(1.6)	(3.6)	(4.4)
Other, net	0.4	1.3	0.9

Income (loss) before income taxes	1.0	(3.0)	(7.4)
Provision (benefit) for income taxes	(3.9)	(0.1)	0.2

Net income (loss)	4.9	(2.9)	(7.6)
Less: net (income) loss attributable to redeemable noncontrolling interest	0.2	0.0	0.0

Net income (loss) attributable to Zipcar, Inc.	5.1%	(2.9)%	(7.6)%

Segments

We have identified two reportable segments: North America and Europe. In both segments, we derive revenue primarily from self-service vehicle use by our members.

In our North America segment, which includes the United States and Canada, revenue increased to $231.8 million in the year ended 2012 from $157.3 million in the year ended 2010 and the segment income before income taxes, which excludes corporate expenses and certain other costs, improved to $48.8 million from $26.6 million during this timeframe. These improvements are principally the results of growth in membership for the major metropolitan areas and universities in this segment and achieving higher margins based on operational, financing and scale-based efficiencies.

Our Europe segment includes the operations of the United Kingdom for the entire reported periods, the operations of Spain since February 2012, and Austria since July 2012. Revenue increased to $47.1 million in the year ended 2012 from $28.8 million in the year ended 2010 in our Europe segment. During this timeframe, the segment loss before income taxes, which excludes corporate expenses and certain other costs, increased to a loss of $2.7 million from a loss of $1.5 million. These increases are due to a full year of Streetcar operations in 2011 and 2012 compared to a partial year in 2010, as well as general growth in that market and the addition of Spain and Austria during 2012. Refer to Note 13 to the consolidated financial statements for additional segment information.

Comparison of Years Ended December 31, 2012, 2011 and 2010

Revenue

	Years Ended December 31,			2012 Change		2011 Change
	2012	2011	2010	$	%	$	%
	(amounts in thousands)
Vehicle usage revenue	$235,126	$207,231	$163,797	$27,895	13.5%	$43,434	26.5%
Fee revenue	43,376	34,176	22,085	9,200	26.9%	12,091	54.7%
Other revenue	366	242	219	124	51.2%	23	10.5%

Total	$278,868	$241,649	$186,101	$37,219	15.4%	$55,548	29.8%

Total revenue increased 15.4% or $37.2 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. Vehicle usage revenue increased primarily due to an increase in reservations associated with new Zipcar members. Fee revenue is derived from annual membership, application and damage waiver fees. The increase in fee revenue is primarily a result of a higher average member base during the year ended December 31, 2012 compared to the year ended December 31, 2011 and a strong uptake in our damage waiver offering. Our average membership increased to 739,000 in 2012 from 615,000 in 2011. Annual fee revenue and application fee revenue are recognized ratably over one and five years, respectively. Revenue per member decreased by $14 to $378 in 2012 from $392 in 2011, primarily due to a decrease in vehicle usage revenue per member in part due to an increased mix of more profitable hourly versus daily trips as well as a decrease in the growth of net new members, who on average tend to be more active.

Total revenue increased 29.8% or $55.5 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Vehicle usage revenue increased primarily due to an increase in reservations associated with new members as well as higher pricing and a full year of Streetcar results compared to 2010, which included Streetcar operations from the date of acquisition on April 20, 2010. Fee revenue is derived from annual membership, application and damage waiver fees. The increase in fee revenue is primarily a result of a higher average member base in 2011 compared to 2010, in part due to the full year of Streetcar operations, along with higher fees and a strong uptake in our damage waiver offering. Our average membership increased to 615,000 in 2011 from 461,000 in 2010, which only included Streetcar operations from the date of acquisition. Annual fee revenue and application fee revenue are recognized ratably over one and five years, respectively. Revenue per member decreased by $10 to $392 in 2011 from $402 in 2010, primarily due to a decrease in vehicle usage revenue per member resulting from a focus on shifting mix from daily reservations to more profitable hourly reservations. Other revenue is primarily attributable to revenue from our SaaS-based FastFleet fleet management solution.

Operating Expenses

	Years Ended December 31,			2012 Change		2011 Change
	2012	2011	2010	$	%	$	%
	(amounts in thousands)
Fleet Operations	$173,613	$159,185	$122,634	$14,428	9.1%	$36,551	29.8%
Member services and fulfillment	20,007	19,460	15,114	547	2.8%	4,346	28.8%
Research and development	4,522	3,948	3,170	574	14.5%	778	24.5%
Selling, general and administrative	71,558	57,117	49,172	14,441	25.3%	7,945	16.2%
Amortization of acquired intangible assets	3,070	3,892	3,414	(822)	-21.1%	478	14.0%

Total	$272,770	$243,602	$193,504	$29,168	12.0%	$50,098	25.9%

Fleet Operations: Fleet operations expenses increased 9.1% or $14.4 million in 2012 as compared to 2011 as a result of an increase in the number of vehicles in our fleet and, to a lesser extent, costs associated with Hurricane Sandy. The average number of vehicles in our fleet increased by 1,112 to 10,161 in 2012 compared to 2011. Cost per vehicle decreased 2.8% in 2012 as compared to 2011 primarily due to improved cost leverage associated with increased average fleet size and a higher mix of vehicles financed under our lower cost ABS facility. Fleet operations expenses as a percentage of revenue decreased to 62.3% in 2012 from 65.9% in 2011 due to lower fleet financing costs resulting from the shift of vehicles onto our ABS facility.

Fleet operations expenses increased 29.8% or $36.6 million in 2011 compared to 2010 primarily as a result of an increase in the number of vehicles in our fleet, in part due to the full year of Streetcar operations. The average number of vehicles in our fleet increased by 1,137 to 9,049 in 2011 compared to 2010. In addition, cost per vehicle increased 13.5% in 2011 compared to 2010 primarily due to higher gas prices and lower gains on vehicle sales. Fleet operations expenses as a percentage of revenue remained flat in 2011 at 65.9% compared to 2010.

Member Services and Fulfillment: Member services and fulfillment costs increased 2.8% or $0.5 million in 2012 compared to 2011 due to an increase in average membership of approximately 124,000 to 739,000 in 2012 from 615,000 in 2011. Member services and fulfillment as a percentage of revenue decreased to 7.2% in 2012 from 8.1% in 2011 due to volume-based improvements in merchant processing fees and leverage from our member service center.

Member services and fulfillment costs increased 28.8% or $4.3 million in 2011 compared to 2010 primarily due to an increase in average membership of approximately 154,000 to 615,000 in 2011 from 461,000 in 2010. Member services and fulfillment as a percentage of revenue remained flat from 2010 to 2011 at 8.1%.

Research and Development: Research and development expenses increased 14.5% or $0.6 million in 2012 compared to 2011 and 24.5% or $0.8 million in 2011 compared to 2010. These changes are attributable to costs associated with additional headcount partially offset by an increase in internal capitalized cost for the continued development of our online reservation and fleet management system. Research and development expenses as a percentage of revenue remained flat from 2011 to 2012 at 1.6% and decreased by 0.1% in 2011 from 1.7% in 2010.

Selling, General and Administrative: Selling, general and administrative expenses increased 25.3% or $14.4 million in 2012 compared to 2011. The increase in selling, general and administrative expenses in 2012 as compared to 2011 was primarily due to an increase in labor and labor-related expenses of $7.3 million, including stock compensation expense and the expansion of our Zipcar for Business direct salesforce; an increase in marketing programs and advertising costs of $4.7 million; an increase in other general and administrative related expenses of $2.9 million primarily associated with operating as a public company; and investment in our expanded European and IT infrastructure. Selling, general and administrative expenses as a percentage of revenue increased to 25.7% in 2012 from 23.6% in 2011.

Selling, general and administrative expenses increased 16.2% or $7.9 million in 2011, compared to 2010. The increase in selling, general and administrative expenses in 2011 was primarily due to an increase in labor and labor-related expenses, including stock compensation expense of $4.8 million, marketing programs, advertising costs and related discretionary spending of $2.6 million and other general and administrative related expenses of $4.4 million. These increased costs and expenses in the 2011 period were offset by a decrease in legal and professional fees of $3.9 million compared to 2010, due to the amounts incurred in 2010 in connection with our acquisition of Streetcar and the investigation by the Office of Fair Trade and the Competition Commission, or CC. Selling, general and administrative expenses as a percentage of revenue decreased by 2.8% to 23.6% in 2011 from 26.4% in 2010 primarily due to economies of scale and reduced legal and professional fees associated with the acquisition and regulatory clearance of Streetcar.

Amortization of Acquired Intangible Assets: Acquired intangible assets associated with the Streetcar, Flexcar, Avancar and CarSharing.at acquisitions include member relationships, parking spaces, non-compete agreements, tradenames and reservation systems in existence at the time of the acquisition, and are amortized over their estimated useful lives of up to five years based on the pattern in which the economic benefits of the intangible assets are consumed. Amortization of acquired intangible assets decreased $0.8 million to $3.1 million in 2012 compared to $3.9 million in 2011 due to certain intangible assets that have been fully amortized. For 2011, amortization of acquired intangible assets increased $0.5 million from $3.4 million in 2010 due to a full year of Streetcar amortization in 2011 versus 2010, which only included Streetcar from the date of acquisition on April 20, 2010, slightly offset by lower amortization rates for member relationships related to the Flexcar acquisition.

Interest Income: Interest income increased to $0.4 million in 2012 as compared to 2011 and to $0.1 million in 2011 as compared to 2010 due to the investment of our IPO proceeds for the full year in 2012 verses from IPO date in 2011.

Interest Expense: Interest expense decreased by $4.2 million to $4.4 million in 2012 from $8.6 million in 2011. This decrease resulted from the expenses associated with the retirement of high-cost corporate debt in the second quarter of 2011. Interest expense increased by $0.4 million to $8.6 million in 2011, from $8.2 million in 2010. The increase was due to debt retirement charges of $3.3 million associated with the retirement of certain debt upon the closing of our IPO offset by lower interest expense as a result of the retirement of high-cost debt.

Other Income, net: Other income (expense) decreased $1.9 million to income of $1.2 million in 2012 as compared to $3.0 million in 2011. This change is primarily attributable to the loss of $1.3 million related to our equity investment in Wheelz which was made in 2012 and to a lesser extent the decrease in proceeds on the sale of Zero Emission Vehicle ( ZEV) credits by $0.3 million. Under certain state government regulations, vehicle manufacturers are required to ensure that a portion of the vehicles sold in that state are classified as “zero emission vehicles”. These laws provide for the purchase and sale of excess credits earned. Because we utilize energy efficient vehicles in our business, we were able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

Other income (expense), net increased by $1.3 million to $3.0 million in 2011 compared to 2010. During 2011 we recorded the sale of ZEV credits of $3.4 million offset by expense associated with warrants to purchase our Series F Convertible Preferred Stock of $0.6 million and $0.5 million associated with the establishment of a reserve for receivables under a certain state energy conservation program.

(Benefit) Provision for Income Taxes: The income tax benefit for 2012 totaling $10.9 million, is primarily attributable to the reduction of our deferred income tax valuation allowance. We considered the weight of both the positive and negative evidence as of December 31, 2012 and concluded that it was more likely than not that a substantial portion of the deferred tax assets will be realized.

The (benefit) provision for income taxes for the years ended December 31, 2011 and 2010 were related to state income taxes. We did not report a benefit for federal income taxes in our consolidated financial statements in 2011 or 2010; instead, the deferred tax asset generated from our net operating loss was offset by a full valuation allowance.

Quarterly Results of Operations Data

The following tables set forth our unaudited quarterly consolidated statements of operations data and our unaudited statements of operations data as a percentage of revenues for each of the eight quarters in the period ended December 31, 2012. We have prepared the quarterly data on a consistent basis with our audited consolidated financial statements included in this Annual Report on Form 10-K, and the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue	$70,694	$78,232	$70,809	$59,133	$62,898	$68,059	$61,559	$49,133
Cost and expenses
Fleet operations	44,141	45,814	43,930	39,728	40,329	43,365	40,525	34,966
Member services and fulfillment	5,237	5,515	5,075	4,180	4,779	5,543	5,067	4,071
Research and development	1,251	1,279	1,058	934	893	1,083	1,010	962
Selling, general and administrative	16,208	20,540	19,274	15,536	13,904	15,803	14,723	12,687
Amortization of acquired intangible assets	689	742	753	886	869	956	994	1,073

Total operating expenses	67,526	73,890	70,090	61,264	60,774	66,750	62,319	53,759

Income (loss) from operations	3,168	4,342	719	(2,131)	2,124	1,309	(760)	(4,626)
Other income (expense)
Interest income	119	95	77	76	63	45	11	9
Interest expense	(1,146)	(1,244)	(1,025)	(970)	(839)	(810)	(4,530)	(2,455)
Other, net	594	1,017	(307)	(134)	2,513	(186)	(273)	987

Income (loss) before income taxes	2,735	4,210	(536)	(3,159)	3,861	358	(5,552)	(6,085)
(Benefit) provision for income taxes	(10,881)	1	—	(57)	(6)	(304)	23	17

Net income (loss)	13,616	4,209	(536)	(3,102)	3,867	662	(5,575)	(6,102)
Less: Net (income) loss attributable to the noncontrolling interest	210	111	114	54	(5)	(11)	7	5

Net income (loss) attributable to Zipcar, Inc.	$13,826	$4,320	$(422)	$(3,048)	$3,862	$651	$(5,568)	$(6,097)

Net earnings (loss) attributable to common stockholders per share:
Basic	$0.35	$0.11	$(0.01)	$(0.08)	$0.10	$0.02	$(0.17)	$(0.95)
Diluted	$0.34	$0.10	$(0.01)	$(0.08)	$0.09	$0.02	$(0.17)	$(0.95)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic	40,051,721	39,961,460	39,806,999	39,584,560	39,292,172	38,904,375	32,422,508	6,434,923
Diluted	41,201,893	41,434,740	39,806,999	39,584,560	42,150,756	42,479,718	32,422,508	6,434,923

As a percentage of revenue

	For the Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Statements of Operations Data:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost and expenses
Fleet operations	62.4%	58.6%	62.0%	67.2%	64.1%	63.7%	65.8%	71.2%
Member services and fulfillment	7.4%	7.0%	7.2%	7.1%	7.6%	8.1%	8.2%	8.3%
Research and development	1.8%	1.6%	1.5%	1.6%	1.4%	1.6%	1.6%	2.0%
Selling, general and administrative	22.9%	26.3%	27.2%	26.3%	22.1%	23.2%	23.9%	25.8%
Amortization of acquired intangible assets	1.0%	0.9%	1.1%	1.5%	1.4%	1.4%	1.6%	2.2%

Total operating expenses	95.5%	94.4%	99.0%	103.6%	96.6%	98.1%	101.2%	109.4%

Income (loss) from operations	4.5%	5.6%	1.0%	-3.6%	3.4%	1.9%	-1.2%	-9.4%
Other income (expense)
Interest income	0.2%	0.1%	0.1%	0.1%	0.1%	0.1%	0.0%	0.0%
Interest expense	-1.6%	-1.6%	-1.4%	-1.6%	-1.3%	-1.2%	-7.4%	-5.0%
Other, net	0.8%	1.3%	-0.4%	-0.2%	4.0%	-0.3%	-0.4%	2.0%

Income (loss) before income taxes	3.9%	5.4%	-0.8%	-5.3%	6.1%	0.5%	-9.0%	-12.4%
(Benefit) provision for income taxes	-15.4%	0.0%	0.0%	-0.1%	0.0%	-0.4%	0.0%	0.0%

Net income (loss)	19.3%	5.4%	-0.8%	-5.2%	6.1%	1.0%	-9.1%	-12.4%
Less: Net (income) loss attributable to the noncontrolling interest	0.3%	0.1%	0.2%	0.1%	0.0%	0.0%	0.0%	0.0%

Net income (loss) attributable to Zipcar, Inc.	19.6%	5.5%	-0.6%	-5.2%	6.1%	1.0%	-9.0%	-12.4%

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

In addition to the key metrics described above, we also use Adjusted EBITDA, a non-GAAP financial measure, to assess our performance. We define Adjusted EBITDA as earnings before non-vehicle depreciation, non-vehicle interest, interest income, amortization, preferred stock warrant liability adjustment, stock compensation expenses, acquisition and integration costs, taxes and other income related to ZEV credits and other gains or losses associated with events of a non-recurring nature, such as costs related to Hurricane Sandy and merger related costs. We believe that Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period to period after removing the impact of changes in our capital structure, income tax status and method of vehicle financing, and other items of a non-operational nature that affect comparability. We include vehicle-related depreciation and interest in our definition of Adjusted EBITDA because vehicles represent core operating assets used in the delivery of our service that require periodic replacement. In addition, the exclusion of these costs would result in a lack of comparability in the treatment of vehicles that are owned or leased under capital leases and those leased under operating leases.

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

Our quarterly key financial and operating metrics and non-GAAP financial measures are as follows:

	For the Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Key Financial and Operating Metrics:
Ending members	777,689	767,481	731,504	709,429	673,257	649,627	604,571	576,914
Ending vehicles	9,763	10,645	11,105	9,329	8,904	9,489	9,480	8,216
Usage revenue per vehicle per day	$64	$65	$65	$60	$63	$65	$65	$57
Total revenue per member per period	$91	$103	$98	$85	$94	$108	$103	$87
Cost per new account	54	70	$89	$71	$54	$55	$70	$53
Average monthly member retention	97.6%	97.3%	97.7%	98.0%	97.8%	97.3%	97.8%	98.2%
Adjusted EBITDA (in thousands)	7,253	6,504	$3,407	$(8)	$5,915	$4,567	$2,316	$(1,885)

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

•

Total revenue per member per period is derived by dividing the total revenue for the period by the average number of members during that period. The decrease in total revenue per member over comparable prior year periods is the result of lower usage revenue principally due to a focus on shifting mix from daily reservations to more profitable hourly reservations, partially offset by higher pricing and an increase in damage waiver fees.

•

Cost per new account is defined as marketing and advertising expenses at the field level, divided by total gross new member additions in the period. Management uses this metric to determine the efficiency of our marketing and advertising programs in acquiring new members. Cost per new account tends to fluctuate seasonally and based on our testing of different marketing channels. For example, in 2012 we tested a broadcast media campaign in the first half of the year which drove our cost per new account higher.

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

The following tables present a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP measure, for each of the periods indicated (in thousands):

	For the Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
Reconciliation of adjusted EBITDA
Net income (loss) attributable to Zipcar, Inc.	$13,826	$4,320	$(422)	$(3,048)	$3,862	$651	$(5,568)	$(6,097)
Taxes	(10,881)	1	—	(57)	(6)	(304)	23	17
Stock compensation	1,367	1,532	1,460	1,202	1,039	1,115	940	1,014
Zero Emission Vehicle credits	(1,296)	(1,732)	—	—	(2,500)	—	—	(861)
Non-vehicle depreciation	1,052	872	688	613	595	615	605	561
Hurricane Sandy costs	952	—	—	—	—	—	—	—
Merger related costs	751
Amortization	689	742	753	886	869	956	994	1,073
Loss of equity-method investee	624	389	243	69	—	—	—	—
Acquisition and integration cost	227	438	740	361	2,090	1,548	1,090	898
Interest income	(119)	(95)	(77)	(76)	(63)	(45)	(11)	(9)
Non-vehicle interest expense	61	37	22	42	29	31	3,693	1,345
Preferred stock warrant liability adjustment	—	—	—	—	—	—	550	174

Adjusted EBITDA	$7,253	$6,504	$3,407	$(8)	$5,915	$4,567	$1,766	$(2,059)

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA
Net income (loss) attributable to Zipcar, Inc.	$14,676	$(7,152)
Taxes	(10,937)	(270)
Stock compensation	5,561	4,108
Zero Emission Vehicle credits	(3,028)	(3,361)
Non-vehicle depreciation	3,225	2,376
Hurricane Sandy costs	952	—
Merger related costs	751	—
Amortization	3,070	3,892
Loss of equity-method investee	1,325	—
Acquisition and integration cost	1,766	5,626
Interest income	(367)	(128)
Non-vehicle interest expense	162	5,098
Preferred stock warrant liability adjustment	—	724

Adjusted EBITDA	$17,156	$10,913

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

Our quarterly vehicle data is as follows:

	For the Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Owned vehicles	6,912	7,548	7,402	5,053	4,429	4,592	3,684	2,424
Capital lease vehicles	1,967	1,821	1,662	1,533	1,517	1,608	1,621	1,509
Operating lease vehicles	884	1,276	2,041	2,743	2,958	3,289	4,175	4,283

Ending vehicles	9,763	10,645	11,105	9,329	8,904	9,489	9,480	8,216

Through May 2010, we principally had used a combination of operating leases and capital leases to fund our vehicle fleet. In May 2010, Zipcar Vehicle Financing LLC or ZVF, a bankruptcy-remote special purpose entity wholly-owned by us, completed the closing of the original series of variable funding notes, or the 2010 Series, under our ABS facility. In May 2011 and 2012, the 2010 Series was amended and extended. In December 2011, ZVF issued a new series of variable funding notes, which we refer to as the 2011 Series, pursuant to our ABS facility. In December 2012, the Series was amended and extended. Our mix of owned vehicles increased in 2012 and 2011 as we purchased vehicles under the ABS facility. The mix of vehicles under capital lease relates principally to our UK operation, which finances its fleet almost exclusively through capital leases. We expect these shifts in our financing strategy will result in higher property and equipment and higher capital lease obligations and vehicle-related debt on our balance sheet as well as a lower per vehicle cost included in cost of fleet operations and higher vehicle-related interest expense.

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

Our quarterly Established Markets data is as follows:

	For the Three Months Ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
	(in thousands)
Established Markets:
Revenue	$38,313	$45,016	$39,760	$32,789	$35,595	$39,313	$34,424	$27,094
Income before tax	$10,397	$13,005	$8,676	$6,815	$9,932	$9,061	$7,461	$4,559

During 2012, revenue for Established Markets on a year-on-year basis grew at an average of 14%, while income before tax grew at an average of 25%. Income before tax tends to be lowest as a percentage of revenue in the first quarter of the year for seasonality reasons, driven both by weather and the relative absence of significant holidays.

Liquidity and Capital Resources

We have incurred losses from our inception until the year ended December 31, 2011 and recorded our first net profit in the year ended December 31, 2012 and have an accumulated deficit of $58.0 million through December 31, 2012. We have financed our operations primarily through the sale of redeemable convertible preferred stock, sale of common stock in connection with our IPO, proceeds from the exercise of stock options and restricted stock, the issuance of long-term debt, operating and capital lease financings, vehicle related financing and from positive cash flow from operations. At December 31, 2012, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $83.8 million and $23.0 million available for borrowing under the ABS facility. Our marketable securities investment portfolio is invested in U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs. We believe that our current cash and cash equivalents, investments, cash flow from operations and funds available under our ABS and leasing facilities will be sufficient to meet our working capital and capital expenditure requirements for the foreseeable future.

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

In May 2011, we completed the closing of an amendment and extension of the 2010 Series. The committed aggregate principal amount of the 2010 Series is $50.0 million, of which $30.0 million was outstanding as of December 31, 2012. The amended and extended 2010 Series has a revolving period of one year, with an amortization period of an additional two years and an interest rate 2.0% per annum above the 30-day commercial paper conduit interest rates in addition to 1.0% per annum on the undrawn portion. Additionally, on December 29, 2011, ZVF issued the 2011 Series in the principal amount of $50.0 million. The 2011 Series has a revolving period of one year followed by an amortization period of two years and an interest rate 2.0% per annum above the cost of funds which approximates the 30-day commercial paper rate payable to conduit investors in addition to up to 0.85% per annum on the undrawn portion. As of December 31, 2012, $47.0 was outstanding under the 2011 Series. We expect to continue to use the ABS facility to purchase vehicles.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Condensed cash flows
Net loss	$14,187	$(7,148)	$(14,121)
Non-cash adjustments	39,555	39,374	17,776
Changes in working capital	16,983	2,725	9,555

Net cash provided by operating activities, net of acquisition	70,725	34,951	13,210

Purchases of available-for-sale securities	(33,514)	(51,665)	—
Proceeds from sale of available-for-sale securities	33,495	12,955	—
Increase in restricted cash	(8,123)	(3,261)	1,395
Proceeds from sale of property and equipment	42,127	14,695	8,424
Purchases of property and equipment	(108,789)	(60,520)	(42,376)
Cash paid in business combination, net of transaction costs	(2,967)	—	(7,735)
Investment in equity method investee	(8,700)	—	—
Other	(1,456)	154	(285)

Net cash used in investing activities	(87,927)	(87,642)	(40,577)

Proceeds from issuance of debt, net of debt issuance costs	47,924	32,682	51,456
Payments of principal under notes payable, capital lease obligations and other debt	(48,609)	(76,656)	(21,623)
Proceeds from issuance of restricted stock	—	2,500	—
Proceeds from issuance of common stock in connection with initial public offering	—	109,769	—
Proceeds from sale of Series G Preferred Stock, net of costs	—	—	20,935
Other	1,598	3,345	298

Net cash provided by financing activities	913	71,640	51,066

Effect of exchange rate changes on cash and cash equivalents	(114)	(296)	78
Net (decrease) increase in cash and cash equivalents	(16,403)	18,653	23,777
Cash and cash equivalents
Beginning of period	61,658	43,005	19,228

End of period	$45,255	$61,658	$43,005

Operating activities:

Net cash provided by operating activities was $70.7 million in 2012 primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $53.7 million excluding items such as depreciation, amortization, stock-based compensation, loss on disposal of fixed assets, and other items totaling $39.6 million. Favorable changes in operating assets and liabilities of $17.0 million primarily relate to increases to liabilities and accrued expenses associated with costs related to our operation as a public company as well as the reversal of a temporary increase in accounts receivable in December

2011 associated with integration of Streetcar members to the Zipcar system in addition to a decrease in other assets associated with $2.5 million received from the sale of ZEV credits due to us in the fourth quarter of 2011 and an increase in deferred revenue during 2012 as a result of an increase in our membership base.

Net cash provided by operating activities was $35.0 million in 2011 primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $32.2 million excluding items such as depreciation, amortization, loss on disposal of fixed assets, stock-based compensation, accretion of warrants, and other items totaling $39.4 million. Favorable changes in operating assets and liabilities of $2.7 million primarily relate to increases to liabilities and accrued expenses due to increasing costs associated with labor and employee-related expenses and costs related to our operation as a public company as well as to an increase in deferred revenue during 2011 as a result of an increase in our membership base by over 132,000 offset by a temporary increase in accounts receivable associated with integration of Streetcar members to the Zipcar system as well as an increase in other assets associated with amounts due to us related to the sale of ZEV credits in the fourth quarter.

Net cash provided by operating activities was $13.2 million in 2010 primarily due to net income after non-cash adjustments and favorable changes in working capital. Net income after non-cash adjustments was $3.7 million excluding non-cash items such as depreciation, amortization, accretion of warrants, stock-based compensation and other items totaling $17.8 million. Net income after non-cash adjustments includes $1.2 million of other income associated with the sale of certain ZEV credits. Favorable changes in operating assets and liabilities of $9.6 million primarily relate to increases to liabilities and accrued expenses due to costs associated with labor and employee-related expenses, professional fees related to the CC’s review of the Streetcar acquisition, and costs resulting from a larger fleet of vehicles. Favorable change from 2010 to 2011 was also due to an increase in deferred revenue during 2012 as a result of an increase in our membership base by over 117,000 in the same period, excluding members acquired through the Streetcar acquisition.

Investing activities:

Cash used in investing activities in 2012 of $87.9 million was principally due to purchases of property and equipment of $108.8 million primarily under the ABS facility, our $8.7 million investment in Wheelz, purchases of marketable securities of $33.5 million, an increase in restricted cash of $8.1 million, and cash paid in business combinations of $3.0 million, partially offset by proceeds from the sale of marketable securities of $33.5 million and proceeds from the sale of property and equipment of $42.1 million. The property and equipment purchases were primarily for incremental and replacement vehicles and in-car equipment to support increased reservations from our growing membership base.

Cash used in investing activities in 2011 of $87.6 million was principally due to purchases of property and equipment of $60.5 million primarily under the ABS facility, purchases of marketable securities of $51.7 million and an increase in restricted cash of $3.3 million, partially offset by proceeds from the sale of property and equipment of $14.9 million. The property and equipment purchases were primarily for incremental and replacement vehicles and in-car equipment to support increased reservations from our growing membership base.

Cash used in investing activities in 2010 of $40.6 million was primarily due to purchases of property and equipment of $42.4 million under the ABS facility and cash paid for the acquisition of Streetcar of $7.7 million, partially offset by proceeds from the sale of property and equipment of $8.4 million and a decrease in restricted cash of $1.4 million.

Financing activities:

Cash provided by financing activities during 2012 of $0.9 million was due to the issuance of debt under our ABS facility of $48.0 million and proceeds from the exercise of stock options and warrants of $1.6 million offset by principal payments associated with capital lease obligations and the repayment and retirement of debt obligations of $48.6 million.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in the future periods.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases	$28,592	$5,034	$6,631	$5,188	$11,739
Capital leases	32,140	14,431	17,329	380	—
Debt	77,000	—	77,000	—	—

Total	$137,732	$19,465	$100,960	$5,568	$11,739

We lease our office spaces for our corporate location in Cambridge, Massachusetts and also for our local operations in various cities under noncancelable lease agreements. In November 2012, we entered into a lease for office space in Boston, Massachusetts. This lease expires on December 31, 2023 and we have the option to extend the lease for two additional five-year periods. We intend to move our corporate headquarters from 25 First Street, Cambridge, Massachusetts to 35 Thomson Place, Boston, Massachusetts during the first half of 2013. We also lease vehicles under noncancelable lease agreements, generally with one-year commitments.

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

Interest Rate & Credit Risk. We are exposed to changes in interest rates in the normal course of our business as a result of our ongoing investing and financing activities, which affect our debt as well as our cash, cash equivalents and marketable securities and the fair value of those investments. At December 31, 2012, we had unrestricted cash, cash equivalents and marketable securities totaling $83.8 million. These amounts were held for working capital purposes and capital expenditures and were invested primarily in government-backed securities. We do not enter into investments for trading or speculative purposes.

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

Our debt as of December 31, 2012 comprised ABS debt and capital leases, which totaled $77.0 million. The carrying value of our debt approximated fair value based on the underlying terms and characteristics of those instruments. Substantially all of our capital leases as of December 31, 2012 carry interest at a variable rate. Our ABS debt carries interest at a variable rate and we have entered into an associated interest rate swap agreement to mitigate related interest rate exposure. We did not have any other debt outstanding in which fluctuations in the interest rates would impact us. A 10% increase in the variable interest rates in 2012 would have resulted in $0.3 million of additional interest expense in 2012.

We are exposed to concentrations of credit risk in cash and cash equivalents. Cash and cash equivalents are placed with major financial institutions with high quality credit ratings. The amount placed with any one institution is limited by policy

Foreign Exchange Risk. We are exposed to foreign currency exchange rate risk inherent in revenues, cost, net income and assets and liabilities denominated in currencies other than the U.S. dollar, principally the British pound sterling, the Euro and the Canadian dollar. The potential change in foreign currency exchange rates, principally the British pound sterling, could impact us. A 10% hypothetical change in the British pound sterling, the Euro and the Canadian dollar during 2012 would have resulted in a change of $1.0 million to our net income. Assets and liabilities associated with our U.K., Spain, Austria and Canada subsidiaries are translated to U.S. dollars at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation are included as a component of accumulated other comprehensive income (loss) on the balance sheet. Fluctuations in exchange rates can materially impact the carrying value of our assets and liabilities. A 10% hypothetical change in the British pound sterling and the Canadian dollar as of December 31, 2012 would have resulted in a change of approximately $9.5 million to our assets and a change of approximately $4.8 million to our liabilities. We view our investment in these foreign operations as long-term and, therefore, in the periods presented we have not entered into any derivative transactions to mitigate the currency effect on our operating results. We have no intention of hedging our foreign exchange risk at this time; however, such exposure to foreign currency exchange rate fluctuations in the future will be evaluated on an ongoing basis. We do not enter into derivatives for trading or other speculative purposes.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2012 and 2011	67
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	68
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	69
Consolidated Statements of Redeemable Non-controlling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the years ended December 31, 2012, 2011 and 2010	70
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2011	71
Notes to Consolidated Financial Statements	72

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Zipcar, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Zipcar, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2013

Zipcar, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$45,255	$61,658
Short-term marketable securities	22,238	24,788
Accounts receivable, net of allowance for doubtful accounts of $956 and $738 as of December 31, 2012 and 2011, respectively	6,613	7,452
Restricted cash	2,253	381
Deferred tax asset, net	3,953	—
Prepaid expenses and other current assets	13,728	13,665

Total current assets	94,040	107,944
Long-term marketable securities	16,258	13,809
Property and equipment, net	159,350	103,789
Goodwill	107,523	99,696
Intangible assets	2,887	4,754
Restricted cash	13,532	7,277
Noncurrent deferred tax asset	7,021	—
Deposits and other noncurrent assets	16,682	7,269

Total assets	$417,293	$344,538

Liabilities and Equity
Current liabilities
Accounts payable	$6,472	$6,069
Accrued expenses	26,223	20,003
Deferred revenue	21,182	19,369
Current portion of capital lease obligations and other debt	14,424	11,367

Total current liabilities	68,301	56,808
Capital lease obligations and other debt, net of current portion	94,716	58,908
Deferred revenue, net of current portion	4,925	4,659
Other liabilities	778	2,313

Total liabilities	168,720	122,688
Commitments and contingencies (Note 11)
Redeemable non-controlling interest	1,073	400
Stockholders’ equity:
Preferred stock, $0.001 par value: 10,000,000 shares authorized at December 31, 2012 and 2011; 0 shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value: 500,000,000 shares authorized at December 31, 2012 and 2011; 40,121,660 and 39,655,840 shares issued and outstanding at December 31, 2012 and 2011, respectively	40	40
Additional paid-in capital	302,635	294,107
Accumulated deficit	(57,975)	(72,651)
Accumulated other comprehensive income (loss)	2,800	(46)

Total stockholders’ equity	247,500	221,450

Total liabilities and equity	$417,293	$344,538

The accompanying notes are an integral part of these consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except share and per share data)
Revenue	$278,868	$241,649	$186,101
Cost and expenses
Fleet operations	173,613	159,185	122,634
Member services and fulfillment	20,007	19,460	15,114
Research and development	4,522	3,948	3,170
Selling, general and administrative	71,558	57,117	49,172
Amortization of acquired intangible assets	3,070	3,892	3,414

Total operating expenses	272,770	243,602	193,504

Income (loss) from operations	6,098	(1,953)	(7,403)
Other income (expense)
Interest income	367	128	47
Interest expense	(4,385)	(8,634)	(8,185)
Other, net	1,170	3,041	1,731

Income (loss) before income taxes	3,250	(7,418)	(13,810)
Provision (benefit) for income taxes	(10,937)	(270)	311

Net income (loss)	14,187	(7,148)	(14,121)
Less: net (income) loss attributable to redeemable noncontrolling interest	489	(4)	(4)

Net income (loss) attributable to Zipcar, Inc.	$14,676	$(7,152)	$(14,125)

Net income (loss) attributable to common stockholders per share:
Basic	$0.37	$(0.24)	$(2.74)
Diluted	$0.35	$(0.24)	$(2.74)
Weighted average number of common shares outstanding used in computing per share amounts:
Basic	39,852,035	29,379,940	5,148,559
Diluted	41,545,494	29,379,940	5,148,559

The accompanying notes are an integral part of these consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$14,187	$(7,148)	$(14,121)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,834	(468)	717
Unrealized gains (losses) on available for sale securities	12	(4)	—

Other comprehensive income (loss), net of tax	2,846	(472)	717

Comprehensive income (loss)	17,033	(7,620)	(13,404)
Less: comprehensive (income) loss attributable to noncontrolling interest	489	(4)	(4)

Comprehensive income (loss) attributable to Zipcar, Inc.	$17,522	$(7,624)	$(13,408)

The accompanying notes are an integral part of these consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Redeemable Non-controlling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)	Redeemable Non- controlling Interest	Series A, B C,D,E,F,and G Redeemable Convertible Preferred Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
				Common Stock
		Shares	Value	Shares	Value
Balance at December 31, 2009	$111	46,581,013	$95,715	2,212,369	$2	$4,019	$(291)	$(51,093)	$(47,363)
Issuance of common stock and warrants in connection with a business combination	—	—	—	4,092,771	4	50,732	—	—	50,736
Issuance of Series G redeemable convertible preferred stock, net of offering costs		2,759,527	20,935	—	—	—	—	—	—
Exercise of options and warrants to purchase preferred and common stock		9,908	33	110,296	—	265	—	—	265
Stock-based compensation	—	—	—	—	—	2,774	—	—	2,774
Issuance of warrants to purchase common stock	—	—	—	—	—	1,857	—	—	1,857
Accretion of redeemable non-controlling interest to redemption value	162	—	—	—	—	—	—	(162)	(162)
Cumulative currency translation adjustments	—	—	—	—	—	—	717		717
Net loss	4	—	—	—	—	—	—	(14,125)	(14,125)

Balance at December 31, 2010	277	49,350,448	116,683	6,415,436	6	59,647	426	(65,380)	(5,301)
Issuance of common stock in connection with initial public offering, net of offering costs	—	—	—	6,666,667	7	108,271	—	—	108,278
Exercise of options and warrants to purchase common stock	—	—	—	1,308,028	1	3,344	—	—	3,345
Stock-based compensation	—	—	—			4,148	—	—	4,148
Issuance of restricted common stock	—	—	—	173,370	—	937	—	—	937
Conversion of Series F warrants to warrants to purchase common stock	—	—	—			1,202	—	—	1,202
Conversion of preferred stock and warrants to common stock		(49,350,448)	(116,683)	25,097,901	26	116,657	—	—	116,683
Accretion of redeemable non-controlling interest to redemption value	119	—	—	—	—	—	—	(119)	(119)
Return of common stock held in escrow in connection with a business combination	—	—	—	(5,562)	—	(99)	—	—	(99)
Cumulative currency translation adjustments	—	—	—	—	—		(468)	—	(468)
Unrealized gains(losses) on available for sale securities	—	—	—	—	—		(4)	—	(4)
Net loss	4	—	—	—	—	—	—	(7,152)	(7,152)

Balance at December 31, 2011	400	—	—	39,655,840	40	294,107	(46)	(72,651)	221,450
Exercise of options and warrants to purchase common stock	—	—	—	465,820	—	1,598	—	—	1,598
Stock-based compensation	—	—	—	—	—	5,681	—	—	5,681
Restricted common stock	—	—	—	—	—	1,249	—	—	1,249
Redemption of non-controlling interest	(400)	—	—	—	—	—	—	—	—
Acquisition of redeemable non-controlling interest	1,548	—	—	—	—	—	—	—	—
Cumulative currency translation adjustments	14	—	—	—	—	—	2,834	—	2,834
Unrealized gains(losses) on available for sale securities	—	—	—	—	—	—	12	—	12
Net income (loss)	(489)	—	—	—	—	—	—	14,676	14,676

Balance at December 31, 2012	$1,073	—	$—	$40,121,660	$40	$302,635	$2,800	$(57,975)	$247,500

The accompanying notes are an integral part of these consolidated financial statements.

Zipcar, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$14,187	$(7,148)	$(14,121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition
Depreciation and amortization	41,253	29,140	13,602
Amortization & accretion of debt related warrants and costs	—	1,566	1,274
Amortization & accretion of marketable securities	106	52	—
Stock-based compensation expense	5,561	4,108	2,774
Deferred income taxes	(10,974)	—	—
Loss on disposal of fixed assets	2,284	3,883	48
Redeemable convertible preferred stock warrant adjustment to fair value	—	724	78
Loss from equity method investments	1,325	—	—
Other noncash (income) expense	—	(99)	—
Changes in operating assets and liabilities
Accounts receivable	1,710	(3,303)	(516)
Prepaid expenses and other assets	4,860	(4,750)	(3,776)
Accounts payable	160	(202)	891
Accrued expenses	8,400	4,760	8,000
Deferred revenue	1,853	6,220	4,956

Net cash provided by operating activities, net of acquisition	70,725	34,951	13,210

Cash flows from investing activities
(Decrease) increase in deposits	(1,056)	154	(285)
Purchases of available-for-sale securities	(33,514)	(51,665)	—
Proceeds from sale of available-for-sale securities	33,495	12,955	—
(Increase) decrease in restricted cash	(8,123)	(3,261)	1,395
Cash paid in business combination, net of transaction costs	(2,967)	—	(7,735)
Payments to acquire additional interest in subsidiaries	(400)	—	—
Investment in equity method investee	(8,700)	—	—
Proceeds from sale of property and equipment	42,127	14,695	8,424
Purchases of property and equipment	(108,789)	(60,520)	(42,376)

Net cash used in investing activities	(87,927)	(87,642)	(40,577)

Cash flows from financing activities
Proceeds from issuance of debt, net of debt issuance costs	47,924	32,682	51,456
Proceeds from exercise of stock options and warrants	1,598	3,345	298
Proceeds from issuance of restricted stock	—	2,500	—
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,831	—	109,769	—
Proceeds from sale of Series G Preferred Stock, net of costs	—	—	20,935
Payments of principal under notes payable, capital lease obligations and other debt	(48,609)	(76,656)	(21,623)

Net cash provided by financing activities	913	71,640	51,066

Effect of exchange rate changes on cash and cash equivalents	(114)	(296)	78

Net (decrease) increase in cash and cash equivalents	(16,403)	18,653	23,777
Cash and cash equivalents
Beginning of period	61,658	43,005	19,228

End of period	$45,255	$61,658	$43,005

Supplemental cash flow information
Cash paid for interest	$3,132	$7,108	$6,347
Cash paid for taxes	$300	$258	$301
Noncash investing and financing activities
Assets acquired under capital leases	$29,010	$18,976	$15,088
Return of guaranteed residual value of expired leases	$—	$(1)	$(1,472)
Issuance of note in connection with business combination	$—	$—	$5,000
Issuance of note in connection with insurance premium	$4,660	$—	$—
Issuance of common stock and warrants to purchase common stock in connection with business combination	$—	$(99)	$50,736

The accompanying notes are an integral part of these consolidated financial statements.

Zipcar, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Basis of Presentation

Nature of the Business. Zipcar, Inc. (“Zipcar” or the “Company”), a Delaware corporation, and its subsidiaries comprise a membership organization that provides self-service vehicle use by the hour or by the day. The Company places vehicles in convenient parking spaces throughout major metropolitan areas and universities in North America and in Europe. Through the use of the Company’s proprietary software, members are able to reserve vehicles online, through a wireless mobile device or by phone, access the vehicle with an electronic pass card or mobile device, and receive automatic billings to their credit card.

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

Merger Agreement. On December 31, 2012, the Company, Avis Budget Group, Inc. (“Avis Budget”) and Millennium Acquisition Sub, Inc., a wholly-owned subsidiary of Avis Budget (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Avis Budget agreed to acquire all of the outstanding shares of the Company for $12.25 per share in cash, without interest, and pursuant to which Merger Sub will be merged with and into the Company with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Avis Budget (the “Merger”).

On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Company’s Board of Directors, at the effective time of the Merger (the “Effective Time”), and as a result thereof, each share of the Company’s common stock that is issued and outstanding immediately prior to the Effective Time (other than the Company’s common stock owned by Avis Budget, Merger Sub or any of their respective subsidiaries, or by the Company or any subsidiary of the Company, which will be canceled without payment of any consideration, and shares of the Company common stock for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive $12.25 in cash, without interest (the “Merger Consideration”). Each outstanding option to purchase the Company’s common stock will be accelerated, become fully vested and be cancelled prior to the Effective Time and each holder of an option will be entitled to receive, in cash, the amount by which the Merger Consideration exceeds the exercise price of such option multiplied by the number of shares of common stock subject to such option. Each outstanding warrant to purchase or otherwise acquire the Company’s common stock will be accelerated, become fully vested and be cancelled at the Effective Time and each holder of a warrant will be entitled to receive, in cash, the amount by which the Merger Consideration exceeds the exercise price of such warrant multiplied by the number of shares of the Company’s common stock subject to such warrant.

Consummation of the Merger is subject to customary conditions, including (i) adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) review of the Merger by the UK competition authorities and compliance with any other applicable antitrust or competition laws or regulations, and (iv) the absence of a material adverse effect with respect to the Company. The consummation of the Merger is not subject to a financing condition.

The Merger Agreement contains certain termination rights for both Avis Budget and the Company, and further provides that, upon termination of the Merger Agreement in certain circumstances, the Company would be required to pay Avis Budget a termination fee of $16,807.

A special meeting of Zipcar stockholders is scheduled for March 7, 2013 to consider and vote upon adoption of the Merger Agreement.

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

The Company’s cash and cash equivalents of $45,255 and $61,658 and restricted cash of $15,785 and $7,658 as of December 31, 2012 and 2011, respectively, are carried at fair value based on quoted market prices, which is a Level 1 measurement in the hierarchy of fair value measurements. Short-term and long-term marketable securities of $38,496 and $38,597 at December 31, 2012 and 2011, respectively, are carried at fair value also based on Level 1 inputs described above. The Company’s interest rate caps entered into in March 2012 and May 2012 were $16 at December 31, 2012 and carried at fair value based on Level 2 inputs. The change in fair value of the interest rate caps was a net decrease of $110 for the year ended December 31, 2012. Management believes that the Company’s debt obligations approximate fair value based on the terms and characteristics of those instruments using Level 3 inputs. The carrying value of long-term debt approximates fair value as the debt bears variable interest rates that will fluctuate as changes occur in certain benchmark interest rates such as the 30-day commercial paper conduit interest rate. The non-controlling interest associated with Avancar is also valued using Level 3 inputs. Since there has been no change in fair value due to the cumulative losses of Avancar, there is no accretion to redemption value as of December 31, 2012.

Derivatives and Financial Instruments. The Company entered into interest rate caps to hedge interest rate exposures related to its variable funding notes. These instruments, which do not meet the requirements for hedge accounting, are carried as assets and marked to market at each reporting period with the change in fair value recorded in other, net within other income (expense).

Equity Investment. In 2012, the Company made an equity investment in a private company accounted for under the equity method. The equity method is used to account an investment in other associated entities where the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received, limited to the extent of our investment in, advances to and commitments for the investee. The Company periodically reviews the carrying value of its investment to determine if circumstances exist indicating impairment to the carrying value of the investment. If impairment is indicated, an adjustment will be made to the carrying value of the investment. The Company does not believe that there are any facts or circumstances indicating impairment in the carrying value of its investment.

Cash, Cash Equivalents and Cash Flows. The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash. As of December 31, 2012 and 2011, there was $15,785 and $7,658, respectively, of cash that was restricted from withdrawal and held by banks including as pledged accounts to guarantee the Company’s letters of credit issued principally to secure certain vehicle leases or as collateral enhancement for Zipcar Vehicle Financing LLC, or ZVF, as well as pledged for insurance policies. The letters of credit automatically renew annually and support irrevocable standby letters of credit issued to vehicle leasing companies.

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

The activity in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$738	$541	$319
Provision	3,910	2,889	2,177
Write-offs and adjustments	(3,692)	(2,692)	(1,955)

Ending balance	$956	$738	$541

At December 31, 2012 and 2011, the Company had substantially all cash and cash equivalent balances at certain financial institutions in excess of federally insured limits. Cash and cash equivalent balances held outside the United States are not covered by federal insurance. The Company, however, maintains its cash and cash equivalent balances with accredited financial institutions.

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

For the years ended December 31, 2012, 2011 and 2010, there was no customer that accounted for more than 10% of total revenue.

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

Goodwill and Acquired Intangible Assets. The Company tests goodwill for impairment at least annually. The Company reviews goodwill for impairment on the last day of its fiscal year and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. The assessment is performed at the reporting unit level. The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If determined to be necessary, the two-step impairment test is used to identify potential goodwill impairment.

The Company has determined that it has five reporting units: United States of America, United Kingdom, Canada, Spain and Austria.

The fair value of the Company’s U.S. reporting unit, which carries approximately $41,871 in goodwill associated with the Flexcar acquisition, was assessed for impairment using a qualitative analysis examining key events and circumstances affecting fair value, such as budget-to-actual performance and consistency of operating margins, growth in new members and revenue as well as year over year profitability and overall change in the economic environment and determined it is more likely than not that the reporting unit’s fair value is greater than its carrying amount. As such, no further analysis was required for purposes of testing the U.S. reporting unit’s goodwill for impairment.

For the Company’s UK reporting unit, which carries approximately $60,440 in goodwill associated with the Streetcar acquisition, the Company bypassed qualitative analysis based upon the results of our 2011 annual impairment test and assessed goodwill for impairment using the two step model. The process of evaluating goodwill for impairment under the two step model involves the determination of the fair value of the reporting units. The fair value of the reporting units is determined in part by using a discounted future cash flow method, which involves applying appropriate discount rates to estimated cash flows including terminal value that are based on forecasts of revenue, costs and capital requirements. The Company estimated future revenue growth for the UK reporting unit based on a number of key assumptions, including membership growth, frequency of reservations per member, duration of trips, pricing for existing markets and entry into new markets. The cost structure assumptions were based on historic trends, modified for inflation and nonrecurring items, and expected operational efficiencies. The estimated terminal value was calculated using the Two-Stage Growth model. The cash flows employed in the discounted cash flow analysis are based on the Company’s most recent financial plan and various growth rates have been assumed for years beyond the current financial plan period. The Company used a discount rate in the analysis that was deemed to be commensurate with the underlying uncertainties associated with achieving the estimated cash flows projected. The fair value determination also includes using a guideline public company method in which the reporting unit is compared to publicly traded companies in the industry group. The companies used for comparison under the guideline public company method were selected based on a number of factors, including but not limited to, the similarity of their industry, growth rate and stage of development, business model and financial risk.

Based on the analysis, the Company noted that the fair value of the UK reporting unit exceeds the carrying value by approximately 22%, indicating no goodwill impairment. As referenced above, the analysis incorporates quantitative data and qualitative criteria including new information that can change the result of the impairment test. The most significant assumptions used in the analysis are the discount rate, the terminal value and expected future revenues, gross margins and operating margins. Unfavorable trends in the membership growth, frequency of reservations per member, duration of trips and related pricing could negatively impact the revenue growth and terminal value. If the future costs are materially different from the historic cost trends or if the Company does not realize operational efficiencies as expected, the expected gross and operating margins could be negatively impacted. The Company’s inability to meet expected results could increase the underlying uncertainties of future projections, thereby causing an increase in the discount rate. Accordingly, unfavorable changes to the assumptions could impact the conclusion regarding whether existing goodwill is impaired and result in a material impact on the consolidated financial position or results of operations.

The remainder of the Company’s goodwill, $5,212, relates to the Spain and Austria reporting units which were acquired during 2012. As of December 31, 2012, the Company determined there were no changes in events or circumstances that indicate it is more-likely-than-not that the fair value of these reporting units have fallen below their carrying amount since the purchase price allocation and goodwill analysis was performed for Spain and Austria at acquisition in February and July 2012, respectively. Accordingly, no further analysis was required for purposes of testing the Spain and Austria reporting unit’s goodwill for impairment.

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

For the years ended December 31, 2012, 2011 and 2010, the Company capitalized $4,775, $2,070 and $1,408, respectively, of costs associated with internal-use software and website development. Amortization of such costs is recorded in fleet operation and was $1,146, $496 and $330 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

401(k) Savings Plan. The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the plan may be made at the discretion of its Board of Directors. There were no contributions made to the plan by the Company during the years ended December 31, 2012, 2011 or 2010.

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

The following is a summary of the shares used in computing diluted earnings per share for the year ended December 31, 2012:

December 31,
2012
(in thousands)
Weighted-average shares outstanding—Basic	39,852
Effect of dilutive securities:
Options to purchase common stock	1,285
Warrants to purchase common stock	409

Weighted-average shares outstanding—Dilutive	41,546

The following common stock equivalents were excluded from the computation of diluted earnings per share attributable to common stockholders because they had an anti-dilutive effect:

	December 31,
	2012	2011	2010
	(in thousands)
Options to purchase common stock	2,649	4,473	4,706
Warrants to purchase common stock	2	983	1,656
Unvested restricted stock	22	108	—
Redeemable convertible preferred stock upon conversion to common stock	—	—	25,328
Warrants to purchase redeemable convertible preferred stock	—	—	129

Total	2,673	5,564	31,819

Advertising Costs. The Company expenses advertising costs when incurred. Advertising expenses totaled $10,890 in 2012, $7,428 in 2011 and $5,426 in 2010.

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

Other Income. In 2012, 2011 and 2010, the Company recorded other income of $3,028, $3,361 and $1,173, respectively, from selling some of its zero emission vehicle (“ZEV”) credits to a third party. The Company received these credits under a state-based low-emission regulation. These laws provide for the purchase and sale of excess ZEV credits earned. Because the Company utilizes energy efficient vehicles in its business, the Company was able to earn ZEV credits under state regulations, and recorded the proceeds from the sale of these credits as other income.

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

The Company incurred $290 in acquisition costs related to Carsharing.at and has recorded these costs in selling, general and administrative expenses. The operations of CarSharing.at prior to and since the acquisition were not material to the consolidated results of the Company.

On February 1, 2012, the Company exercised its option to purchase a majority interest in Barcelona-based Catalunya Carsharing S.A., known as Avancar, in order to expand the Company’s presence in Europe. In connection with this investment, the Company funded Avancar with $1,758 and also converted its existing loan of $403 to equity and, as a result, received additional shares such that the value held by existing shareholders remained unchanged. Combined with the 14% interest purchased in 2009 of $260, the Company now has a controlling interest in Avancar of more than 60% and, accordingly, Avancar is consolidated with the Company’s financial statements as of December 31, 2012. At the acquisition date the Company recognized 100% of the fair value of net identifiable tangible and intangible assets of Avancar, non-controlling interest and the Company’s equity interest at fair value, and the excess as goodwill. The Company’s investment was based on a negotiated value for Avancar, hence the amount attributable to the noncontrolling interest, as stated below, is at fair value. The purchase price allocation is as follows:

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

The operations of Avancar prior to and since acquisition of controlling interest were not material to the consolidated results of the Company. Acquisition costs associated with Avancar are recorded in selling, general and administrative expenses and are also not considered material for the year ended December 31, 2012.

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

Goodwill results from expected synergies from the acquisition, including marketing associated with a single brand, a common technology platform and reduced administrative costs. Also included in goodwill is assembled workforce. The goodwill associated with this acquisition is reported within the United Kingdom segment. The change in the goodwill balance from the acquisition date to December 31, 2012 is due to the impact of changes in foreign currency exchange rates.

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

The following unaudited pro forma revenue, net loss attributable to Zipcar, Inc. and net loss attributable to common stockholders per share—basic and diluted, reflect the results of operations of the Company for the year ended December 31, 2010 as if the Streetcar acquisition had occurred on January 1. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for each of the full years. The pro forma impact on the reported net loss attributable to Zipcar, Inc. and net loss attributable to common stockholders per share—basic and diluted, was primarily related to amortization of acquired intangible assets and interest expense.

Pro forma	Years ended December 31, 2010
Revenue	$194,354
Net loss attributable to Zipcar, Inc.	$(17,102)
Net loss attributable to common stockholder per share:
- Basic and diluted	$(1.85)

Equity Investment. In February 2012, the Company made an equity investment of $8,700 for a minority ownership interest in Wheelz, Inc., a peer-to-peer car sharing company targeting university and other campus communities. This entire investment has been attributed to goodwill associated with equity method investee. Wheelz has recorded a net loss of $4,941 from the time of the Company’s investment. Accordingly, the Company recognized an equity loss of $1,325 for the year ended December 31, 2012, which is reported as other, net within other income (expense). As of December 31, 2012, this investment had a carrying value of $7,375, which is reported in other noncurrent assets. Summarized Financial Information of Wheelz, Inc is presented below.

Statement of Operations Information

11 months ended December 31, 2012
Net sales	$26
Gross loss	(252)
Net loss	(4,941)

Balance Sheet Information

December 31, 2012
Current assets	$8,458
Non-current assets	9,702
Current liabilities	268
Non-current liabilities	0

Redeemable Non-controlling Interest. In connection with the acquisition of Flexcar in 2007, the Company obtained 85% ownership in one of Flexcar’s subsidiaries. The remaining 15% ownership in that subsidiary was held by a third party. The third party representing the redeemable non-controlling interest in the subsidiary held a put right for the remaining interest in the subsidiary. The put right provided the holder of the redeemable non-controlling interest an option to sell its ownership interest to the Company after September 2011 at a price based on the fair value at the time of the exercise. Since the redeemable non-controlling interest in the subsidiary had a redemption feature, as a result of the put right, the Company classified the redeemable non-controlling interest in the subsidiary in the mezzanine section of the Consolidated Balance Sheets. The redeemable non-controlling interest was accreted to the redemption value by recording a corresponding adjustment to accumulated deficit at the end of each reporting period. During the first quarter of 2012, the third party holding this redeemable non-controlling interest exercised its put option to sell its ownership interest to the Company for $400.

A summary of the changes in redeemable non-controlling interest for the years ended December 31, 2012, 2011 and 2010 is provided below:

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of the period	$400	$277	$111
Accretion of non-controlling interest to redemption value	—	119	162
Redemption of non-controlling interest	(400)	—	—
Acquisition of redeemable non-controlling interest	1,548	—	—
Net income (loss) attributable to redeemable non-controlling interest	(489)	4	4
Foreign currency translation adjustment	14	—	—

Balance at end of the period	$1,073	$400	$277

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents, short-term marketable securities or long-term marketable securities as of December 31, 2012 and 2011:

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$33,566	$—	$—	$33,566	$33,566	$—	$—
Level 1
Money market funds	11,689	—	—	11,689	11,689	—	—
US Treasury securities	2,499	—	—	2,499	—	1,499	1,000
US agency securities	19,026	6	—	19,032	—	11,403	7,629
Certificates of deposit and time deposits	16,963	9	(7)	16,965	—	9,336	7,629

Subtotal	50,177	15	(7)	50,185	11,689	22,238	16,258

Total	$83,743	$15	$(7)	$83,751	$45,255	$22,238	$16,258

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short- Term Marketable Securities	Long- Term Marketable Securities
Cash	$18,463	$—	$—	$18,463	$18,463	$—	$—
Level 1
Money market funds	43,195	—	—	43,195	43,195	—	—
US Treasury securities	9,014	2	—	9,016	—	8,011	1,005
US agency securities	21,531	1	(6)	21,526	—	13,376	8,150
Certificates of deposit and time deposits	8,056	—	(1)	8,055	—	3,401	4,654

Subtotal	81,796	3	(7)	81,792	43,195	24,788	13,809

Total	$100,259	$3	$(7)	$100,255	$61,658	$24,788	$13,809

The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company did not record any material realized gains or losses during the years ended December 31, 2012 and 2011. The maturities of the Company’s long-term marketable securities range from one year to two years.

As of December 31, 2012 gross unrealized losses were not material. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company’s investment policy requires investments to be U.S. Treasury securities, overnight sweep bank deposits, securities of U.S. Federal agencies and money market investments that are direct obligations of the U.S. Treasury, with the objective of preserving the principal value of the investment portfolio while maintaining liquidity to meet anticipated cash flow needs.

Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2012 and 2011, the Company did not recognize any impairment charges. As of December 31, 2012 and 2011, the Company did not consider any of its investments to be other-than-temporarily impaired.

5.	Property and Equipment, Net

Property and equipment, net, consists of the following:

	December 31,
	2012	2011
Vehicles	$168,907	$113,250
In-car electronic equipment	12,251	9,469
Office and computer equipment	6,620	5,460
Software	13,439	6,011
Leasehold improvements	2,547	2,112

Total	203,764	136,302
Less: accumulated depreciation	(44,414)	(32,513)

Property and equipment, net	$159,350	$103,789

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $38,183, $25,248 and $10,188, respectively. In the first quarter of 2012 and 2011, the Company changed its estimate of the net realizable value at the end of the expected holding period of certain vehicles and as a result increased the depreciation rates, which resulted in higher depreciation expense during 2012 and 2011 of approximately $1,868, or $0.04 per diluted share and approximately $2,880, or $0.10 per diluted share, respectively, than if the Company had not changed the holding period estimate.

Cost of vehicles under capital leases were $29,921 as of December 31, 2012 and $23,377 as of December 31, 2011. Accumulated depreciation of vehicles under capital leases was $1,984 as of December 31, 2012 and $1,807 as of December 31, 2011.

6.	Goodwill and Other Intangible Assets

The following table displays goodwill and other intangible assets.

	December 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$107,523	$—	$99,696	$—

Member relationships	$11,691	$(9,278)	$10,748	$(7,124)
Parking spaces	2,087	(1,751)	1,803	(1,096)
Trade name	1,106	(968)	881	(560)
Noncompete agreements	695	(695)	665	(563)
Reservation system	336	(336)	284	(284)

	$15,915	$(13,028)	$14,381	$(9,627)

The changes in the gross carrying amount and accumulated amortization of goodwill are as follows:

	Balance at	Adjustments to Goodwill		Balance at	Adjustments to Goodwill		Balance at
	2010	Acquisitions	Foreign Exchange	2011	Acquisitions	Foreign Exchange	2012
Europe	$57,879	$—	$(54)	$57,825	$5,016	$2,811	$65,652
North America	41,871	—	—	41,871	—	—	41,871

Total	$99,750	$—	$(54)	$99,696	$5,016	$2,811	$107,523

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

The amortization period for the acquired intangible assets subject to amortization is as follows:

Member relationships	5 years
Parking spaces in place	3 years
Trade name	2.7 years
Noncompete agreements	2 years
Reservation system	1.5 years

Amortization expenses for the years ended December 31, 2012, 2011 and 2010 were $3,070, $3,892 and $3,414, respectively.

Future amortization expense is expected to be as follows:

2013	$1,624
2014	915
2015	283
2016	53
2017	12

$2,887

7.	Shareholders’ Equity

Preferred Stock. The Company has authorized 10,000,000 shares of preferred stock, par value $0.001 per share, all of which is undesignated.

Common Stock. The Company has authorized 500,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2012 and 2011, 40,121,660 and 39,655,840 shares of common stock, respectively, were issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Company’s Board of Directors.

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

Warrants. As of December 31, 2012, the Company had warrants outstanding and exercisable for the purchase of 774,946 shares of common stock at prices ranging from $5.06 to $137.62 per share. During 2012, holders of warrants exercised warrants to purchase an aggregate of 207,895 shares of common stock, a portion of which were exercised via a cashless net share settlement process, resulting in the forfeiture of 102,162 shares in satisfaction of the warrant exercise price and the issuance of 105,733 shares of common stock.

As of December 31, 2011, the Company had warrants outstanding and exercisable for the purchase of 982,836 shares of common stock at prices ranging from $0.98 to $137.62 per share. During 2011, warrants to purchase 584,656 shares of common stock for an aggregate purchase price of $612 were exercised.

Upon the closing of the Company’s IPO on April 19, 2011, the Company’s redeemable convertible preferred stock warrants were converted into warrants to purchase common stock and, accordingly, the liability associated with the warrants aggregating $1,202 was reclassified to stockholders’ equity. The change in fair value of $724 in 2011 was recorded in other income (expense), net.

8.	Stock-based Compensation

Employee Stock-Based Awards. The Company’s 2000 Stock Option/Stock Issuance Plan (the “2000 Plan”) and the 2010 Stock Incentive Plan (the “2010 Plan”) permitted the Company to make grants of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards with a maximum term of ten years. After the effective date of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), the Company granted no further stock options or other awards under the 2000 Plan or 2010 Plan.

In March 2011, the Company’s Board of Directors and stockholders approved the 2011 Plan, which became effective upon the closing of the IPO. Under the 2011 Plan, the Company originally reserved up to 2,500,000 shares of its common stock for issuance pursuant to stock options and stock awards, which included shares of common stock reserved for issuance under the 2010 Plan that remained available for issuance immediately prior to the closing of the IPO. In addition, the 2011 Plan contains an “evergreen” provision that provides for an annual increase in the number of shares available for issuance under the 2011 Plan on the first day of the fiscal years ending December 31, 2012, 2013 and 2014 equal to the lowest of 1,500,000 shares of common stock, 3% of the number of common shares outstanding on that date or a lesser amount as may be determined by the Company’s Board of Directors. Accordingly, on January 1, 2013 and 2012, the number of shares available for issuance under the 2011 Plan increased by 1,203,650 and 1,189,675 shares, respectively. The number of shares available for issuance under the 2011 Plan will also be increased by any shares subject to awards previously granted under the 2010 Plan or the 2000 Plan which expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right.

As of December 31, 2012 and 2011, 2,522,974 shares and 2,414,635 shares of common stock, respectively, were available for future issuance under the 2011 Plan. The Company settles share-based compensation awards with newly issued shares.

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

Year Ended December 31,	2012	2011	2010
Weighted average risk-free interest rate	1.10%	2.15%	2.45%
Expected volatility	58%	59%	61%
Expected life (in years)	6	6	6
Expected dividends	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$6.81	$8.36	$5.68

A summary of stock option activity is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2009	3,691,817	$4.21
Options granted	1,362,162	$9.85
Options exercised	88,332	$2.75
Options expired	24,823	$4.80
Options forfeited	235,318	$6.18

Options outstanding as of December 31, 2010	4,705,506	$5.77

Options granted	811,475	$14.86
Options exercised	723,372	$3.78
Options expired	41,594	$4.93
Options forfeited	279,268	$8.81

Options outstanding as of December 31, 2011	4,472,747	$7.56

Options granted	1,455,000	$12.73
Options exercised	360,087	$4.33
Options expired	90,210	$8.95
Options forfeited	283,454	$11.14

Options outstanding as of December 31, 2012	5,193,996	$9.01	6.8	$8,774

Options exercisable as of December 31, 2010	2,522,482	$3.83
Options exercisable as of December 31, 2011	2,766,434	$5.33
Options exercisable as of December 31, 2012	3,205,856	$6.79	5.6	$8,563
Vest and expected to vest at December 31, 2012	5,032,975	$8.90	6.7	$8,757

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s common stock closing price of $8.24 as of December 31, 2012, which would have been received by the option holders had all in-the-money option holders exercised their options as of that date. The total number of in-the-money options outstanding as of December 31, 2012 was 2,308,271. The total number of in-the-money options exercisable as of December 31, 2012 was 2,120,155.

The total intrinsic value of stock options exercised was $2,232, $9,696 and $592 for the years ended December 31, 2012, 2011 and 2010, respectively. The amount of cash received from the exercise of options during 2012 was $1,559. No tax benefits were realized in 2012 due to the Company’s net operating loss carryforward.

Restricted Stock. On February 24, 2011, the Company issued 173,370 restricted shares of common stock to three board members at a purchase price of $14.42 per share, which was the estimated fair value of the Company’s common stock on the date of grant. These shares are subject to a right, but not an obligation, of repurchase by the Company at the original issuance price, which lapses quarterly over two years from the date of issuance. The Company received proceeds of $2,500 from the issuance of such shares, which was recorded as deposit liability in the condensed consolidated balance sheet, and is being reclassified to additional paid-in capital over the vesting period. At December 31, 2012, 21,673 shares are restricted and the Company had recorded $312 associated with such shares as a current liability. There was no restricted stock granted during the year ended December 31, 2012.

Stock-Based Compensation. During the years ended December 31, 2012, 2011 and 2010, the Company recognized stock-based compensation expense related to equity awards of $5,681, $4,148 and $2,774, respectively. $120 and $40 of stock-based compensation expense was capitalized as part of internal-use software and website development costs during 2012 and 2011, respectively.

	Year Ended December 31,
	2012	2011	2010
Member services and fulfillment	$209	$93	$84
Research and development	205	165	188
Selling, general, and administrative	5,147	3,850	2,502

Total stock-based compensation	$5,561	$4,108	$2,774

Total unrecognized stock-based compensation for all stock-based awards was $11,992 as of December 31, 2012, net of forfeitures, and is being recognized over a weighted average period of 2.7 years.

9.	Accrued Expenses

	December 31,
	2012	2011
Payroll and related benefits	$5,151	$4,237
Sales tax	5,145	4,899
Fleet related	4,960	3,455
Insurance	4,617	1,852
Legal, audit, tax, and professional fees	2,372	1,382
Member deposits	1,269	803
Interest and credit card fees	639	701
Marketing	443	156
Rent	369	319
Deposit liability	312	1,250
Other	946	949

Total accrued expenses	$26,223	$20,003

10.	Long-Term Debt

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

In May 2010, Zipcar Vehicle Financing LLC (“ZVF”), a bankruptcy-remote special purpose entity wholly-owned by the Company, completed the closing of a variable funding note facility (the “ABS facility”), and entered into a base indenture with Deutsche Bank Trust Company Americas as trustee and securities intermediary for the noteholders of the initial series of notes issued pursuant to the ABS facility (the “2010 Series”). The initial committed aggregate principal amount of the 2010 Series was $70,000 from two financial institutions—Credit Agricole CIB (the “2010 Credit Agricole Note”) and Goldman, Sachs & Co. (the “Goldman Note”). The assets that collateralize the ABS facility are not available to satisfy the claims of the Company’s general creditors.

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

On December 29, 2011, ZVF issued a new series of variable funding notes pursuant to the ABS facility (the “2011 Series”) in the principal amount of $50,000. The 2011 Series has a revolving period of one year followed by an amortization period of an additional two years. The interest rate is 2.0% per annum above the cost of funds, which approximates the 30-day commercial paper rate payable to conduit investors in addition to up to 0.85% per annum on the undrawn portion. ZVF expects to continue to use the ABS facility to purchase vehicles. In December 2012, the 2011 Series was extended for an additional 60 day period and in February 2013 was extended through December 31, 2013.

On May 9, 2012, ZVF entered into a second amendment and restatement and extension of the 2010 Series. The committed aggregate principal amount of the second amended and extended Series remains at $50,000. The amended and extended Series had a revolving period of one year, with an amortization period of an additional two years. The interest rate is 2.0% per annum above the 30-day commercial paper conduit interest rate. Any undrawn portion of the 2010 Series is assessed a fee of 0.75% per annum. In February 2013, the revolving period was extended to December 31, 2013.

Fees paid towards the debt structure and debt issue costs such as legal expenses associated with the ABS facility are deferred and amortized to interest expense on a straight-line basis over the expected life of the debt, which is three years. The second amendment and restatement and extension of the 2010 Series was accounted for as a modification of debt and as such unamortized debt issuance costs associated with this Series are being amortized to interest expense over the expected life of the debt, which is three years. The total unamortized balance of debt issue costs were $2,039 and $1,698 at December 31, 2012 and 2011, respectively.

ZVF is subject to numerous restrictive covenants and compliance requirements under the base indenture and the other related agreements governing the ABS facility. The ABS facility agreements include restrictive covenants and compliance requirements applicable to ZVF with respect to liens, further indebtedness, minimum liquidity amounts, funding ratios, collateral enhancements, vehicle manufacturer mix, timely reporting and payments, use of proceeds, and sale of assets. For example, in order to obtain a funding advance under the ABS facility, the Company is required to contribute a proportionate amount of cash to ZVF for the exclusive use of vehicle purchases. The Company is in compliance with all restrictive covenants and compliance requirements. The facility is also subject to events of default and amortization that are customary in nature for automobile asset-backed securitizations of this type. The occurrence of an amortization event or event of default could result in the acceleration of principal and a liquidation of the fleet securing the facility. The Company’s interest rates are subject to increase following an amortization event, such as non-renewal. The carrying amount of vehicles pledged as collateral for the facility was $82,361 and $70,021 as of December 31, 2012 and 2011, respectively.

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

Long-term debt consists of the following:

	December 31,
	2012	2011
ABS facilities	77,000	$48,000
Less: current poriton of long-term debt	—	—

Long-term debt	$77,000	$48,000

Payments due on long-term debt during each of the five fiscal years subsequent to December 31, 2012 are as follows:

2013	$—
2014	—
2015	77,000
2016	—

$77,000

The Company had $5,300 outstanding under letters of credit as of December 31, 2012 related to auto insurance.

11.	Commitments and Contingencies

Leases. The Company leases its office spaces under noncancelable lease agreements. The leases include certain lease incentives, payment escalations and rent holidays, the net effect of which is being recognized as a reduction to rent expense such that rent expense is recognized on a straight-line basis over the term of occupancy. In November 2012, the Company entered into a lease for office space in Boston, Massachusetts. This lease expires on December 31, 2023 and we have the option to extend the lease for two additional five-year periods. The Company also leases certain vehicles under noncancelable lease agreements (generally one-year commitments). Lease expenses for the Company’s office spaces and vehicles under operating leases were $13,845, $24,380 and $32,586 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Future minimum annual lease payments under noncancelable leases as of December 31, 2012 are as follows:

	Operating Leases	Capital Leases
2013	5,034	14,431
2014	3,397	11,382
2015	3,234	5,947
2016	2,701	380
2017	2,487	—
Thereafter	11,739	—

Total future minimum lease payments	28,592	32,140

Less amounts currently due		14,431

		17,709

Capitalized vehicle leases have interest rates between 3.8% and 5.8%. Under certain capital lease agreements, the Company is required to maintain prescribed levels of cash and cash equivalents and working capital, which the Company was in compliance with as of December 31, 2012 and 2011.

In 2010, the Company sold some of its recently purchased vehicles for $802 in an operating lease sale-leaseback transaction which resulted in no gain or loss.

Litigation. On July 27, 2011, a putative class action lawsuit was filed against the Company in the United States District Court for the District of Massachusetts, Reed v. Zipcar, Inc., Case No. 1:11-cv-11340-RGS. The lawsuit alleged that the Company’s late fees were unlawful penalties. The lawsuit purported to assert claims against the Company for unjust enrichment, money had and received, for declaratory judgment, and for unfair and deceptive trade practices under Massachusetts General Laws ch. 93A, and requested certification of a class consisting of all Zipcar members who have incurred late fees at the presently imposed rates. The plaintiff sought unspecified amounts of restitution and disgorgement of the revenues and/or profits that the Company allegedly received from imposing late fees, as well as a declaration that such late fees were void, unenforceable, and/or unconscionable, and an award of treble damages, attorneys’ fees and costs. On November 10, 2011, the Company filed a motion to dismiss, and on July 31, 2012, the court granted the Company’s motion to dismiss, dismissing the lawsuit in its entirety with prejudice. On August 29, 2012, the plaintiff filed a notice of appeal with the United States District Court for the District of Massachusetts. While the Company intends to contest the plaintiff’s appeal vigorously, neither the outcome of the appeal nor the amount and range of potential damages or exposure associated with the litigation if the appeal is successful can be assessed at this time.

The Company is also subject, from time to time, to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its business, financial position, results of operations or cash flows.

12.	Income Taxes

An analysis of the components of income (loss) before income taxes and the related provision for income taxes is presented below:

	Year Ended December 31,
	2012	2011	2010
Income (loss) before income taxes
U.S.	$14,603	$1,522	$(7,367)
Non-U.S.	(11,353)	(8,940)	(6,443)

	3,250	(7,418)	(13,810)

Income tax provision
Current:
Federal	—	—	—
Foreign	—	—	—
State and local	37	(270)	311

Total current	37	(270)	311

Deferred:
Federal	(10,028)	—	—
Foreign	—	—	—
State and local	(946)	—	—

Total deferred	(10,974)	—	—

Total (benefit) provision for income taxes	$(10,937)	$(270)	$311

For the year ended December 31, 2012, income tax benefit totaled $10,937, primarily attributable to the reduction of the Company’s deferred income tax valuation allowance. The (benefit) provision for income taxes for the years ended December 31, 2011 and 2010 were related to state income taxes. The Company did not report a benefit for federal income taxes in its consolidated financial statements in 2011 or 2010; instead, the deferred tax asset generated from the net operating loss was offset by a full valuation allowance.

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
Deferred tax assets
Net operating losses and credit carryforwards	$22,177	$32,638
Allowance for doubtful accounts	294	210
Stock-based compensation	3,357	1,777
Accounts payable and accrued expenses	2,429	2,012
Deferred revenue and member deposits	1,417	1,331

Total deferred tax assets	29,674	37,968
Deferred tax asset valuation allowance	(14,870)	(34,844)

Net deferred tax assets	14,804	3,124
Deferred tax liabilities
Fixed Assets	(2,876)	(1,888)
Acquired intangible assets	(954)	(1,236)

Total deferred tax liabilities	(3,830)	(3,124)

Net deferred tax assets	$10,974	$—

As of December 31, 2012, the Company evaluated the likelihood that it would realize the deferred income taxes to offset future taxable income and concluded that it is more likely than not that substantially all of its U.S. deferred tax assets will be realized through consideration of both the positive and negative evidence. The evidence consisted primarily of its three year U.S. historical cumulative profitability, projected future taxable income and forecasted utilization of the deferred tax assets. The net change in valuation allowance in 2012 was $19,974 which includes the reduction in the U.S. valuation allowance as discussed above, a reduction in the valuation allowance associated with net operating losses and credit carryforwards that are unavailable due to ownership changes in the prior years and an increase in the valuation allowance associated with losses not benefited in foreign jurisdictions. The Company maintains a valuation allowance for certain deferred tax assets of $14,870, primarily related to foreign net operating losses and fixed assets, due to the uncertainty regarding their realization. Adjustments could be required in the future if the Company’s estimate that the amount of deferred tax assets to be realized is more or less than the net amount recorded.

As of December 31, 2012, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $39,547, net of Section 382 expirations, state NOL carryforwards of $ 29,468, net of Section 382 expirations, and foreign NOL carryforwards of $39,041. The federal NOL carryforwards begin to expire in 2021 and the foreign NOL carryforwards begin to expire in 2026. Certain state net operating loss carryforwards began to expire in 2007.

The federal and state net operating loss carryforwards referenced above include excess stock-based compensation deductions in the amount of $8,174 for 2012. The related tax benefits of $ 3,339 will not be recognized until the deduction reduces taxes payable. If and when the excess stock-based compensation related NOL tax assets are realized, the benefit will be credited to additional paid-in capital.

During 2012, the Company’s valuation allowance decreased by $19,974 due to the release of the U.S. valuation allowance and the reduction of prior year NOLs, as disclosed above, the utilization of the U.S. NOL in the current year, partially offset by increased valuation allowance on additional foreign NOLs generated. The changes in valuation allowance for the years ended December 31, 2011 and 2010 of $(2,152) and $2,924 respectively, were primarily attributable to changes in NOL carryforwards, reduction in the temporary differences for fixed assets, and the acquisition of Streetcar.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory rate	35.0%	34.0%	34.0%
Valuation allowance	(432.2)	12.3	(13.8)
State taxes, net of federal benefit	15.6	(5.9)	(2.7)
Foreign rate differential	34.9	(25.7)	(4.2)
US Federal Rate Change	(19.3)	—	—
Stock based compensation	12.8	(4.3)	(3.4)
Nondeductible expenses	17.6	(4.4)	(0.6)
Other	(1.0)	(2.4)	(0.9)
Transaction cost	—	—	(10.7)

	(336.6)%	3.6%	(2.3)%

The Company follows the guidance on Accounting for Uncertain Tax Positions. The guidance requires that a tax position meet “a more likely than not” threshold for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. It also provides guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized and other matters. The

Company had no amounts recorded for any unrecognized tax benefits as of December 31, 2012. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as a component of its income tax provision. As of December 31, 2012, the Company had no accrued interest or tax penalties recorded. The Company’s income tax return reporting periods since December 31, 2008 are open to income tax audit examination by the federal and state tax authorities. The Company’s foreign jurisdiction in the United Kingdom is also open for income tax audit examination since December 31, 2009. The Company’s foreign jurisdictions in Canada and Austria are also open for income tax audit examination since December 31, 2008. The Company’s foreign jurisdiction Spain is also open for income tax audit examination since December 31, 2006. In addition, as the Company has NOL carryforwards, the Internal Revenue Service is permitted to audit earlier years and propose adjustments up to the amount of NOL generated in those years.

Utilization of NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has performed an analysis under Section 382, as well as similar state provisions, in order to determine whether any limitations might exist on the utilization of NOLs and research and development credits carryforward due to ownership changes that have occurred previously. Based on this analysis, the Company has determined that while ownership changes have occurred during its history, a substantial portion of the NOLs and credits are available for future utilization net of any limitations.

In accordance with the Company’s policy, the remaining undistributed earnings, if any, of its non-U.S. subsidiaries remain indefinitely reinvested as of the end of 2012 as they are required to fund needs outside the U.S. and may not be repatriated in a manner that is substantially tax free. It is not practicable to estimate the amount of additional tax, if any, that might be payable on this undistributed foreign income.

13.	Segment Information

The Company has identified two reportable segments: North America and Europe. Both segments derive revenue primarily from self-service vehicle use by its members. The North America segment, which includes the United States and Canada, represented substantially all of the Company’s revenue until the acquisition of Streetcar in 2010. The Europe segment includes the operations of the United Kingdom, Spain, since February 2012 when the Company acquired a majority ownership interest in Avancar, and Austria, since July 2012 when the Company acquired CarSharing.at. The Company does not allocate certain expenses, including corporate costs and overhead, amortization expense and stock-based compensation, to its segments. Therefore, corporate reconciling items are used to capture the items excluded from segment operating performance measures. No revenue was recorded from transactions between segments. Asset information by operating segment is not reported to or received by the chief operating decision maker, and therefore, the Company has not disclosed asset information for each of the operating segments.

The Company’s segment information is as follows:

	December 31,
	2012	2011	2010
Revenue:
North America	$231,806	$199,288	$157,304
Europe	47,062	42,361	28,797

Total segment revenue	278,868	241,649	186,101

Income (loss) before income taxes:
North America	48,767	38,036	26,567
Europe	(2,666)	(3,799)	(1,524)

Total segment income before income taxes	46,101	34,237	25,043
Corporate expenses	(33,435)	(25,945)	(22,844)
Acquisition and integration costs	(1,766)	(5,626)	(5,627)
Merger related costs	(751)	—	—
Stock-based compensation	(5,561)	(4,108)	(2,774)
Amortization of acquired intangible assets	(3,070)	(3,892)	(3,414)
Interest income	367	128	47
Interest expense (non-vehicle)	(77)	(5,024)	(5,245)
Other income, net	1,442	2,812	1,004

Loss before income taxes and noncontrolling interest	$3,250	$(7,418)	$(13,810)

	December 31,
	2012	2011	2010
Interest expense:
North America	$2,950	$2,303	$1,749
Europe	1,358	1,307	1,191

Total segment interest expense	4,308	3,610	2,940

Corporate interest expense	77	5,024	5,245

Total	$4,385	$8,634	$8,185

	December 31,
	2012	2011	2010
Depreciation and amortization:
North America	$26,826	$15,448	$4,525
Europe	8,945	8,044	4,274

Total segment depreciation	35,771	23,492	8,799

Corporate depreciation	2,412	1,756	1,389
Amortization of acquired intangible assets	3,070	3,892	3,414

Total	$41,253	$29,140	$13,602

The Company’s revenue and long-lived assets by geographic area is included in the following tables:

	December 31,
	2012	2011	2010
Revenue:
United States	$216,721	$185,965	$147,454
United Kingdom	43,739	42,856	28,797
Other	18,408	12,828	9,850

Total	$278,868	$241,649	$186,101

	December 31,
	2012	2011
Long-lived assets:
United States	$124,032	$76,809
International	35,318	26,980

Total	$159,350	$103,789

14.	Subsequent events

On February 27, 2013, ZVF completed the closing of an amendment and extension of the 2010 Series and 2011 Series. These amendments and extensions extend the revolving period of both Series to December 31, 2013 and modify change of control definition in light of the Merger.

Litigation. On January 4, 2013, a putative class action lawsuit was filed in Suffolk County Superior Court in the Commonwealth of Massachusetts by Robert Karrasch, an alleged stockholder of the company (Karrasch v.Zipcar, Inc. et al., Civil Action No. 13-0038-BLS2). The lawsuit alleges, among other things: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers, and (ii) that Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duties. The lawsuit seeks, among other things, an injunction against the consummation of the merger until such time as defendants comply with their obligation to maximize shareholder value and disclose all material information regarding the merger, an award of damages, and costs and expenses, including attorneys’ and experts’ fees and expenses. On January 25, 2013, the parties to this lawsuit filed with the court an agreed upon order, which the court signed, in which the plaintiff agreed not to seek any relief in the Massachusetts courts prior to the closing of the merger, and to seek any such relief in the Delaware courts. In exchange, defendants agreed to provide plaintiff with any discovery provided to the plaintiffs in the pending Delaware proceedings, described further below, and not to oppose plaintiff’s attempt to intervene in the Delaware litigation. On February 21, 2013, the plaintiff moved to intervene in Delaware litigation.

On January 7, 2013, a putative class action lawsuit was filed in Middlesex County Superior Court in the Commonwealth of Massachusetts by Blair Holbrook, an alleged stockholder of the company (Holbrook v. Zipcar, Inc. et al., Civil Action No. 13-0060). The lawsuit alleges, among other things: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers, and (ii) that Zipcar, Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duties. The lawsuit seeks, among other things, an injunction against the consummation of the merger until such time as the company implements a procedure to obtain the highest possible value for stockholders and disclose all material information regarding the merger, rescission of the merger agreement, an award of damages, and costs and expenses, including attorneys’ and experts’ fees and expenses. In connection with the agreed order described above in the Karrasch matter, counsel for plaintiff Holbrook has agreed to consolidate this matter with the Karrasch matter above, and therefore to subject this litigation to the same terms of the agreed order in that matter. On February 21, 2013, the plaintiff moved to intervene in the Delaware litigation.

On January 8, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Martin Bertisch, an alleged stockholder of the company (Bertisch v. Zipcar, Inc. et al., Transaction ID 48803240, C.A. No. 8185). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers, and (ii) that Zipcar, Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, and an award of costs and expenses, including attorneys’ and experts’ fees and expenses.

On January 8, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Bruce H. Paul, an alleged stockholder of the company (Paul v. Zipcar, Inc. et al., Transaction ID 48818538, C.A. No. 8192). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Zipcar, Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On January 9, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Joseph Morcos, an alleged stockholder of the company (Morcos v. Zipcar, Inc. et al., Transaction ID 48840033, C.A. No. 8200). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Zipcar, Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, an award of damages and costs and expenses, including attorneys’ and experts’ fees and expenses.

On January 16, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Allen Srulowitz, an alleged stockholder of the company (Srulowitz v. Zipcar, Inc. et al., Transaction ID 48977007, C.A. No. 8226). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Zipcar and Avis Budget aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger until such time as the company implements a procedure to obtain the highest possible value for stockholders, rescission of the merger agreement, and an award of costs and expenses, including attorneys’ and experts’ fees and expenses.

On January 16, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Evan Hecker, an alleged stockholder of the company (Hecker v. Zipcar, Inc. et al., Transaction ID 48980399, C.A. No. 8227). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger until such time as the company implements a procedure to obtain the highest possible value for stockholders, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, and an award of costs and expenses, including attorneys’ and experts’ fees.

On January 17, 2013, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware, by Jim Billups, an alleged stockholder of the company (Billups v. Zipcar, Inc. et al., Transaction ID 48989086, C.A. No. 8229). The lawsuit alleges: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, and that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers and (ii) that Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, an order directing our board of directors to maximize shareholder value in any proposed sale of the company, and an award of costs and expenses, including attorneys’ and experts’ fees.

On January 25, 2013, the Court of Chancery of the State of Delaware issued an order granting the request by each of the six Delaware plaintiffs to have their lawsuits consolidated into one matter, now entitled In re Zipcar, Inc. Stockholder Litigation, C.A. No. 8185-VCP, Transaction ID 49105339. On January 30, 2013, the Delaware plaintiffs filed a verified consolidated amended complaint, or the amended complaint. The amended complaint alleges, among other things: (i) that the members of our board of directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement improperly undervalues the company, that certain members of the board of directors put their financial interest ahead of that of the stockholders by favoring a sale over an option for long term growth, that the company’s stockholders will not likely receive adequate or fair value for their Zipcar common stock in the merger, that the terms of the merger agreement impose improper deal protection devices that will preclude competing offers, and that the preliminary proxy statement filed with the SEC on January 22, 2013 failed to disclose all material information necessary for stockholders to make an informed vote on the proposed merger; and (ii) that Avis Budget and Merger Sub aided and abetted the purported breaches of fiduciary duty. The lawsuit seeks, among other things, an injunction against the consummation of the merger, rescission in the event that the merger has already been consummated prior to the entry of the court’s final judgment or an award of rescissory damages, and an award of costs and expenses, including attorneys’ and experts’ fees.

On February 26, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company agreed to settle all of the pending litigation relating to the merger with Avis Budget. The settlement provides, among other things, that the parties will seek to enter into a stipulation of settlement which provides for the conditional certification of the merger-related litigation as a non-opt-out class action pursuant to Court of Chancery Rule 23 on behalf of a class consisting of all record and beneficial owners of our common stock during the period beginning on December 31, 2012 through the date of the consummation of the proposed merger, including any and all of their respective successors in interest, predecessors and representatives, and the release of all asserted claims. As part of the settlement, the Company has agreed to make certain additional disclosures related to the proposed merger and to waive a provision of the confidentiality agreement between us and one of the other potential acquirers that would prohibit that party from requesting a waiver of its standstill obligations under the confidentiality agreement. The additional disclosures were made in a Current Report on Form 8-K filed with the SEC on February 26, 2013. The asserted claims will not be released until such stipulation of settlement is approved by the court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve such settlement even if the parties were to enter into such stipulation. The settlement will not affect the merger consideration to be received by our stockholders. In connection with the settlement, the Company may be liable for the plaintiffs’ attorneys’ fees and costs; however, as of this time any such fee award is uncertain and no reasonable estimate can be made.

The Company carries a director and officer insurance policy which may cover some or all of the cost of this matter subject to at $500 retention.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2012.

Name	Age	Position
Scott W. Griffith	53	Chairman of the Board and Chief Executive Officer
Stephen M. Case (3)	54	Director
Donn Davis (2)	50	Director
Edward P. Gilligan (1)	53	Director
Edward G. Goldfinger	51	Chief Financial Officer
William W. Helman (3)	54	Director
Robert C. Kagle (2)	57	Director
John F. Kenny, Jr. (1)(2)	55	Director
John J. Mahoney, Jr. (1)(4)	61	Director
Mark D. Norman	45	President and Chief Operating Officer
Margaret C. Whitman (3)	56	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
(4)	Lead independent director.

Scott W. Griffith has served as our Chief Executive Officer and a member of our board of directors since February 2003 and as Chairman of our board of directors since 2007. For his accomplishments at Zipcar, Mr. Griffith was named one of BusinessWeek’s “Best Leaders of 2006,” was the recipient of Babson College’s 2006 ELiTE Award for entrepreneurship, was selected as a finalist for the Ernst & Young Entrepreneur Of The Year Award in 2007, was honored as a “2009 All-Star of New England’s Innovation Economy” by Mass High Tech and was the winner of Corporate Responsibility Magazine’s “Social Entrepreneur” category in the publication’s 2010 “Responsible CEO of the Year Awards.” In 2011, Root Cause, a nonprofit firm working to advance solutions to social issues, presented its first Business Innovator Award to Mr. Griffith. As a leading authority on transportation and the benefits of car sharing, Mr. Griffith has been interviewed by the world’s top news outlets, including The Wall Street Journal, Newsweek, New York Times, CNN, CNBC, USA Today, Associated Press, CBS-TV, FOX-TV, ABC World News Tonight and Time Magazine. Prior to Zipcar, Mr. Griffith held senior-level positions at The Boeing Company, one of the world’s major aerospace firms,

Information America, an Atlanta-based provider of online, public record information, and The Parthenon Group, a boutique, business strategy and investment firm. Mr. Griffith is a member of the board of directors of The Alliance for Business Leadership, a non-partisan alliance of CEOs, executives, entrepreneurs, and investors working to promote long-term economic growth and prosperity for all. He is also Chair of the Leadership Council at Massachusetts General Hospital’s Cancer Center. Mr. Griffith holds a B.S. in Engineering from Carnegie Mellon University and an M.B.A. from the University of Chicago. Mr. Griffith’s leadership, comprehensive knowledge of the car sharing industry, personal passion, strategic vision and inside perspective of the day-to-day operations of Zipcar make him a critical asset to our board.

Stephen M. Case has served as a member of our board of directors since October 2010. Mr. Case co-founded Revolution LLC in April 2005 and has served as its Chairman and Chief Executive Officer since that time. Since August 2011, Mr. Case has served as a Partner of Revolution Growth, a division of Revolution LLC that invests in high-growth consumer companies. Mr. Case served as the Chairman of America Online, Inc., an interactive services company, and its successor, AOL Time Warner from 1995 through January 2003 and continued to serve as a director of AOL Time Warner through December 2005. From 1991 through January 2000, Mr. Case also served as Chief Executive Officer of America Online, which he co-founded in 1985 as Quantum Computing Services. Mr. Case has served on the board of directors of Maui Land & Pineapple Company, a real estate management and development company, since December 2008. Mr. Case is a member of President Obama’s Council on Jobs and Competitiveness, chairman of the Startup America Partnership, co-chair of the National Advisory Council on Innovation and Entrepreneurship and co-chair of The Democracy Project. Mr. Case also serves as Chairman of Exclusive Resorts LLC, a company that operates exclusive vacation homes and resorts, as well as two non-profit organizations—the Case Foundation, a private family foundation, and Accelerate Brain Cancer Cure (ABC2), an entrepreneurial approach to funding brain cancer research. In addition, Mr. Case was a founding organizer of Business Strengthening America and has served as vice chair of the Committee to Encourage Corporate Philanthropy and was also honored with the National Mentoring Partnership Leadership Award. Mr. Case holds a B.A. in political science from Williams College. Mr. Case’s extensive executive leadership experience, many years of service as a director and chairman of a large public company, and his extensive knowledge of our company and industry provide him with a breadth of relevant management, operational and financial qualifications to serve as a member of our board of directors.

Donn Davis has served as a member of our board of directors since October 2007. Mr. Davis co-founded Revolution LLC in April 2005 and served as Revolution LLC’s President from January 2006 to December 2008, Strategic Advisor from January 2009 to December 2009 and again President since January 2010. Since August 2011, Mr. Davis has served as a Partner of Revolution Growth, a division of Revolution LLC that invests in high-growth consumer companies. Mr. Davis served as Chief Executive Officer of Exclusive Resorts LLC, a company that operates exclusive vacation homes and resorts, from July 2004 to August 2007, and as Exclusive Resorts’ Executive Chairman from August 2007 to November 2009. From March 1998 to June 2003, Mr. Davis served as a senior executive in various roles at America Online, Inc., an interactive services company, and its successor company, AOL Time Warner. Mr. Davis holds a B.S. in Finance from Miami University (Ohio) and a J.D. from the University of Michigan Law School. Mr. Davis’s extensive executive leadership experience and business acumen qualify him to serve as a member of our board of directors.

Edward P. Gilligan has served as a member of our board of directors since May 2012. Mr. Gilligan has been Vice Chairman of American Express Company, a global service company, since July 2007 and head of its global consumer, small business and network businesses since October 2009. From July 2007 to October 2009, he was head of the American Express Global Business-to-Business Group. From 2005 to July 2007, he was Group President of American Express International & Global Corporate Services. Mr. Gilligan has served on the board of directors of Concur Technologies, Inc., a leading provider of integrated travel and expense management solutions, since 2008. Mr. Gilligan holds a B.S. in Economics and Management from New York University. Mr. Gilligan’s experience in senior management roles, extensive business leadership and acumen and services as an executive officer of a large public company qualify him to serve as a member of our board of directors.

Edward G. Goldfinger has served as our Chief Financial Officer since September 2007. Prior to joining Zipcar, Mr. Goldfinger served as Chief Financial Officer of Spotfire, a business intelligence and analytics software company, from March 2007 until Spotfire was acquired in June 2007. Prior to joining Spotfire, Mr. Goldfinger was employed by Empirix Inc., a provider of service quality assurance solutions, where he served as Chief Executive Officer from November 2003 to December 2006 and as Chief Financial Officer from March 2002 to November 2003. From December 2006 to March 2007, Mr. Goldfinger served as an independent consultant. Before joining Empirix, Mr. Goldfinger served as Chief Financial Officer of Sapient Corporation, an IT consulting firm, and held positions with PepsiCo, Inc., most recently, the Chief Financial Officer of the Latin American beverage business. He began his career with KPMG. Mr. Goldfinger holds a B.S. in Economics from the Wharton Undergraduate Program at the University of Pennsylvania.

William W. Helman has served as a member of our board of directors since October 2006. Since 1988, Mr. Helman has served as a partner of Greylock Partners, a venture capital firm that he joined in 1984. Mr. Helman has served on the board of directors of Ford Motor Company since September 2011 and has served on the board of directors of several privately-held companies. He holds an A.B. from Dartmouth College and an M.B.A. from Harvard Business School. Mr. Helman has over 25 years of experience as a venture capitalist, bringing to our board of directors a keen understanding of the interplay between management and the board.

Robert C. Kagle has served as a member of our board of directors since July 2005. Mr. Kagle has served as a General Partner of Benchmark Capital since its founding in 1995. Mr. Kagle also has served on the board of directors of ZipRealty, Inc., a publicly-traded residential real estate firm, since 1999. Previously, Mr. Kagle served on the boards of directors of Jamba, Inc. and its predecessor from 1996 to 2009, eBay, Inc. from 1997 to 2008 and E-LOAN, Inc. from 1998 to 2005. Mr. Kagle holds a B.S. in electrical and mechanical engineering from the General Motors Institute (renamed Kettering University) and an M.B.A. from Stanford University Graduate School of Business. Mr. Kagle brings to our board of directors more than 25 years of experience as a venture capitalist and director of numerous public and private companies.

John F. Kenny, Jr. has served as a member of our board of directors since February 2010. Mr. Kenny has served as Managing Director of New Day Capital, LLC, a private investment and consulting firm, since April 2010. Previously, he was employed by Iron Mountain Incorporated, a provider of information protection and storage services, where he served as Executive Vice President, Corporate Development from May 2007 to June 2009 and Executive Vice President and Chief Financial Officer from 1997 to 2007. Mr. Kenny also served as a director of Iron Mountain from March 2000 to May 2007. He served as an independent consultant from June 2009 to April 2010. Mr. Kenny holds a B.S. in mechanical engineering from The Massachusetts Institute of Technology and an M.B.A. from Harvard Business School. Mr. Kenny’s many years serving as both a senior executive and director of a large public company provides a breadth of relevant management, operational and financial qualifications to serve as a member of our board of directors.

John J. Mahoney, Jr. has served as a member of our board of directors since October 2010 and as our lead independent director since September 2012. Mr. Mahoney is the former Vice Chairman of Staples Inc., the world’s largest office supply chain store, having retired from Staples in July 2012. At Staples he served as Vice Chairman from February 2012 through July 2012, Vice Chairman and Chief Financial Officer from January 2006 to January 2012, Executive Vice President, Chief Administrative Officer and Chief Financial Officer from October 1997 to January 2006, and Executive Vice President and Chief Financial Officer from September 1996, when he first joined Staples, to October 1997. Before joining Staples, Mr. Mahoney was a partner with the accounting firm of Ernst & Young, where he worked for 20 years, including serving in the firm’s National Office Accounting and Auditing group. He has served on the board of directors of Chico’s FAS, Inc., a public company clothing retailer, since 2007. He also served on the board of directors of Tweeter Home Entertainment Group, a specialty consumer electronics retailer, from April 2004 to May 2007. Mr. Mahoney graduated from the College of the Holy Cross in Worcester, Massachusetts and earned his M.B.A. from Northeastern University. Mr. Mahoney’s extensive retail experience and broad functional skill set give him an appreciation for the business practices that are critical to the success of a growing company such as ours and his breadth of financial and accounting expertise and experience position him well to serve as chairman of our audit committee.

Mark D. Norman has served as our President and Chief Operating Officer since November 2007. Mr. Norman previously served as Chief Executive Officer of Flexcar from June 2006 until our acquisition of Flexcar in November 2007. Prior to joining Flexcar, Mr. Norman served as an independent consultant from November 2005 to June 2006, President and Chief Executive Officer of DaimlerChrysler Canada from January 2004 to November 2005 and Vice President of Sales & Marketing Operations for the Chrysler Group from November 2001 to December 2003. Prior to joining DaimlerChrysler, Mr. Norman was employed by the Ford Motor Company where he held various sales, marketing, manufacturing and business development positions. Mr. Norman holds a B.A. in Economics from Rice University and an M.B.A. from Harvard Business School.

Margaret C. Whitman has served as a member of our board of directors since February 2011. Since September 2011, Ms. Whitman has served as President and Chief Executive Officer of the Hewlett-Packard Company, a multinational information technology corporation. From March 2011 to September 2011, Ms. Whitman served as a part-time strategic advisor to Kleiner, Perkins, Caulfield & Byers, a private equity firm. She served as President and Chief Executive Officer of eBay Inc., the world’s largest online marketplace and payments company, from February 1998 to March 2008, and she served as a member of eBay’s board of directors from February 1998 to January 2009. Prior to eBay, Ms. Whitman served in senior leadership positions at Bain & Co., a global business consulting firm, The Walt Disney Company, an international family entertainment and media enterprise, Stride Rite Corporation, a footwear company, Florists’ Transworld Delivery, a national floral service, and Hasbro, Inc., a toy company. Ms. Whitman also served as a member of the board of directors of Dreamworks Animation SKG from April 2005 to December 2008. Ms. Whitman currently serves on the board of directors of the Hewlett-Packard Company, to which she was elected in January 2011, and the board of directors of The Procter & Gamble Company, on which she served from January 2003 to December 2008, and to which she was re-elected in February 2011. Ms. Whitman holds an A.B. in economics from Princeton University and an M.B.A. from Harvard Business School. Ms. Whitman’s extensive business and leadership experience and broad functional skill set give her an appreciation for the business practices that are critical to the success of a growing company such as ours.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We are required to disclose any failure to file any of these reports on a timely basis. Based solely on our review of the copies of the forms that we received from the filers, we believe that all of these requirements were satisfied during the year ended December 31, 2012.

Code of Business Conduct and Ethics

In July 2010, we adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and have posted it on the “Investor Relations—Corporate Governance” section of our website, www.zipcar.com. Alternatively, you can request a copy of this document by writing to our Secretary at the following address: Zipcar, Inc., 25 First Street, 4th Floor, Cambridge, Massachusetts 02141. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq Stock Market listing standards concerning any amendments to, or waivers from, any provision of the code.

Committees of the Board of Directors

Our board has established three standing committees—audit, compensation, and nominating and corporate governance—each of which operates under a charter that has been approved by our board. Copies of each committee’s charter are posted on our website at www.zipcar.com. Our board has determined that all of the members of each of the board of directors’ three standing committees satisfy the independence standards for those committees established by applicable SEC and Nasdaq Stock Market rules, including, in the case of all members of the audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Audit Committee

The members of our audit committee are Messrs. Mahoney (Chair), Gilligan and Kenny. Our board of directors has determined that Mr. Mahoney is an “audit committee financial expert” as defined by applicable SEC rules. The audit committee met six times during the fiscal year ended December 31, 2012. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from the registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;

•	meeting independently with our registered public accounting firm and management;

•	reviewing and approving or ratifying any related person transactions; and

•	preparing the audit committee report required by SEC rules.

Compensation Committee

The members of our compensation committee are Messrs. Kenny (Chair), Davis and Kagle. The compensation committee met eight times during the fiscal year ended December 31, 2012. The compensation committee’s responsibilities include:

•	reviewing and recommending for approval by the board our chief executive officer’s compensation;

•	reviewing and approving the compensation of our other executive officers;

•	overseeing an evaluation of our senior executives;

•	overseeing and administering our cash and equity incentive plans;

•	reviewing and making recommendations to our board with respect to director compensation;

•	reviewing and discussing annually with management our “Compensation Discussion and Analysis”;

•	preparing the annual compensation committee report required by SEC rules; and

•	reviewing and making recommendations to the board with respect to management succession planning.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Case (Chair) and Helman and Ms. Whitman. The nominating and corporate governance committee met twice during the fiscal year ended December 31, 2012. The nominating and corporate governance committee’s responsibilities include:

•	identifying individuals qualified to become board members;

•	recommending to our board the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to our board corporate governance guidelines; and

•	overseeing an annual self-evaluation of the board.

In considering whether to recommend any particular candidate for inclusion in the board’s slate of recommended director nominees, the nominating and corporate governance committee will apply the following: the candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, freedom from conflicts of interest and the ability to act in the interests of all stockholders. The value of diversity on our board should be considered by the nominating and corporate governance committee. The committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the board to fulfill its responsibilities. We do not discriminate against candidates based on their race, religion, national origin, sex, sexual orientation, disability or any other basis proscribed by law.

Stockholders may recommend individuals to the nominating and corporate governance committee for consideration as potential director candidates. The committee will evaluate stockholder-recommended candidates by substantially following the same process and applying the same criteria as it follows for candidates submitted by others. Stockholders also have the right under our bylaws to directly nominate director candidates, without any action or recommendation on the part of the committee or the board of directors.

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION AND RELATED MATTERS

Compensation Discussion and Analysis

This compensation discussion and analysis discusses the material elements of our executive compensation program as it relates to the following individuals, whom we refer to as our named executive officers:

•	Scott W. Griffith, Chairman and Chief Executive Officer;

•	Mark D. Norman, President and Chief Operating Officer;

•	Edward G. Goldfinger, Chief Financial Officer; and

•	Robert J. Weisberg, Chief Marketing Officer.

Mr. Weisberg separated from employment with us effective August 17, 2012.

Overview of Compensation

The compensation committee of our board of directors oversees our executive compensation program. In this role, our compensation committee designs, implements, reviews and recommends for approval by the board our chief executive officer’s compensation and reviews and approves the compensation of our other executive officers. The compensation committee designs our executive compensation program to achieve the following primary objectives:

Objective	Corresponding Design Element
Attract and retain superior executive talent

•   Compensation programs are designed to be fair, reasonable and competitive relative to the market

•   Compensation committee reviews market compensation data with the advice of an independent compensation consultant

•   Compensation packages are individualized to recognize outstanding contributions and/or tailor compensation packages to attract key individuals

Promote our long-term business and growth strategies

•   Compensation programs are heavily weighted toward compensation based on our operating performance

•   The value of cash incentive awards directly reflect performance against individual and corporate goals

Align pay with performance	• Variable compensation represents a significant portion of executives’ overall compensation opportunity

Encourage the creation of stockholder value	• Realization of a substantial portion of total compensation opportunity depends on performance of our common stock • Equity incentive awards align compensation with stockholders’ interests

Elements of Total Compensation and Relationship to Performance

Key elements of our compensation programs include base salary, an annual cash bonus and equity incentive compensation, which is typically subject to multi-year vesting based on continued service and is currently exclusively in the form of stock options, the value of which depend on the performance of our common stock price.

Our compensation committee assesses the performance of our executives in part based on specific measures and targets established by the compensation committee and our board of directors generally in the first quarter of the calendar year. However, compensation decisions are not driven entirely by financial performance assessments. In setting the compensation of our named executive officers, our compensation committee reviews compensation data of companies in our peer group, as described below under the heading “Defining and Comparing Compensation to Market Benchmarks.” The committee also relies on its members’ business judgment and collective experience in their respective industries, including the technology industry.

For executive officers other than our chief executive officer, our compensation committee has historically sought and considered input from our chief executive officer regarding such executive officers’ responsibilities, performance and compensation. Specifically, our chief executive officer provides input and recommendations regarding base salary adjustments, if any, bonus targets for performance-based bonuses, equity award levels and the short-term and long-term financial and non-financial performance goals that are used throughout our compensation plans, and advises the compensation committee regarding the compensation program’s ability to attract, retain and motivate executive talent. Our compensation committee views each component of executive compensation as related but distinct, and also reviews total compensation of our executive officers to ensure that our overall compensation objectives are met. Our compensation committee has and exercises the discretion to materially increase or decrease the compensation amounts recommended by our chief executive officer.

Our compensation committee routinely meets in executive session, and our chief executive officer is not permitted to attend compensation committee or board of directors’ discussions regarding his own compensation.

Compensation Determination Process

Compensation for our named executive officers is individualized and has been based on a variety of factors, including, in addition to the factors listed above, our financial condition and available resources, our need for that particular executive position, our board of directors’ evaluation of the competitive market based on the experience of our board members with other companies and their review of our peer group compensation data described below, the length of service of an executive and the compensation levels of our other executive officers, each as of the time of the applicable compensation decision. Our compensation committee and board of directors review the performance of each named executive officer on an annual basis during the first quarter of each year, and based on this review and the factors described above, set the executive compensation package, including base salary, annual cash bonus payments and long-term equity incentives, for each executive officer for the coming year.

Defining and Comparing Compensation to Market Benchmarks

In September 2011, our compensation committee retained Pearl Meyer & Partners, or PM&P, as its independent compensation consultant to advise it on all matters related to executive compensation and general compensation programs and continues to retain PM&P for such purpose. PM&P assists the compensation committee by providing comparative market data on compensation practices and programs based on an analysis of comparable peer companies. Our compensation committee uses this peer group data in determining all elements of our executive officers’ compensation. PM&P also provides guidance on industry best practices. PM&P advised our compensation committee in determining 2012 base salaries, bonus targets and long-term equity incentives for our executives.

With the assistance of PM&P, in December 2011, the compensation committee selected a compensation peer group for purposes of setting fiscal year 2012 compensation. For fiscal year 2012, the peer group consists of the following 12 publicly traded companies, selected because they have one or more business model characteristics similar to ours, including revenue, market capitalization, positive sales growth, similar stage (post-IPO) of business life cycle, strong brand recognition, first mover advantage, providing a strong and recognizable user experience, a large field operations component, international sales and presence, growth strategy focused on both organic and inorganic growth, sustainability focus and multiple sales channels:

Ancestry.com	Pandora Media
Blucora	Rosetta Stone
Constant Contact	Shutterfly
iRobot	Under Armour
lululemon athletica	United Online
OpenTable	VistaPrint

The compensation committee has considered certain factors relating to PM&P’s independence and has determined that PM&P’s work has not given rise to any conflict of interest.

Compensation Mix

We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our compensation objectives. Any apportionment goal is not applied rigidly and does not control our compensation decisions, and our compensation committee does not have any policies for allocating compensation between long-term and short-term compensation or cash and non-cash compensation. We believe an appropriate mix of compensation elements should reward recent results and encourage our executive officers to achieve high levels of long-term performance. We seek to achieve this mix by compensating our executive officers primarily through a combination of base salary, cash bonuses and equity incentive awards. We do not take a systematic approach to targeting base salary, cash bonus opportunity and equity incentives as certain proportions of total compensation. Instead, the compensation committee, with input from our chief executive officer (except as to his own compensation), determines the mix of compensation elements for each executive officer taking into consideration a number of factors, including benchmarking data, our historical results and such executive officer’s contributions to the achievement of those results, the experience, skills, knowledge and responsibilities of such executive officer, internal comparables, tenure and other similar factors, in order to achieve our compensation objectives, reward recent results and encourage long-term performance.

Base Salary. We use base salaries to recognize the experience, skills, knowledge and responsibilities of our employees, including our executive officers. Base salaries for our named executive officers typically are established through arm’s-length negotiation at the time the executive is hired, taking into account the executive’s qualifications, experience and prior salary. None of our executive officers is currently party to an employment agreement that provides for automatic or scheduled increases in base salary. However, on an annual basis, our compensation committee reviews and evaluates for adjustment the base salaries of our executive officers based on the scope of an executive’s responsibilities, prior experience, individual performance, company-wide performance and compensation data from our peer group for the applicable year. Decisions regarding salary increases may take into account the executive officer’s current salary, equity ownership and the amounts paid to an executive officer’s peers inside our company. Base salaries are also reviewed and adjusted, as deemed appropriate, in the case of promotions or other significant changes in responsibility. Generally, our compensation committee seeks to set base salaries at levels that are consistent with pay at or near the median level of our compensation peer group.

Effective as of January 1, 2012, the compensation committee approved base salary increases for Messrs. Griffith, Norman and Goldfinger in order to make their salaries more competitive with those of similarly situated executives in our peer group and based on their overall performance and the growth of our company. The compensation committee determined that Mr. Weisberg’s base salary was already at or above the median level of the peer group for 2012 and therefore, the compensation committee did not increase Mr. Weisberg’s base salary for 2012.

The following table shows the changes to the base salaries of our named executive officers made in 2012:

	Fiscal 2011 Base Salary	Percentage Increase	Fiscal 2012 Base Salary
Scott W. Griffith	$400,000	8.8%	$435,000
Chairman and Chief Executive Officer
Mark D. Norman	$350,000	4.3%	$365,000
President and Chief Operating Officer
Edward G. Goldfinger	$265,000	9.4%	$290,000
Chief Financial Officer
Robert J. Weisberg	$275,000	0.0%	$275,000
Chief Marketing Officer

Annual Cash Bonus. We provide an annual cash bonus for our executive officers. Annual cash bonuses are intended to reward our executives for the achievement of corporate strategic, operational, financial and individual goals. Individual goals are tied to the particular area of expertise of the executive officer and his performance in attaining those objectives relative to external forces and overall individual effort. Our board of directors and compensation committee works with our chief executive officer to develop and approve the performance goals for each executive and our company as a whole. Our board of directors and compensation committee have historically worked, and intend to continue to work, with our chief executive officer and our other executive officers to develop aggressive goals that we believe can be achieved by us and our executive officers with hard work. The goals established by our board of directors and compensation committee are based on our historical operating results and growth rates, as well as our expected future results, and are designed to require significant effort and operational success on the part of our executives and our company.

Amounts payable under the annual cash incentive bonus plan are generally calculated as a percentage of the applicable executive’s base salary. Each executive officer has a target bonus percentage determined by our board of directors and compensation committee. Executive officers are eligible to earn more or less than their target bonus amounts based on the level of performance actually attained.

In February 2012, our compensation committee approved the 2012 target bonus levels for our executive officers. For the year ending December 31, 2012, the target percentage and dollar amount for the annual cash bonus for each of our named executive officers, based on 100% achievement of the performance targets discussed below, were as follows:

Name and Principal Position	Target Annual Cash Bonus as a Percentage of Base Salary	Target Annual Cash Bonus
Scott W. Griffith	100%	$435,000
Chairman and Chief Executive Officer
Mark D. Norman	60%	$219,000
President and Chief Operating Officer
Edward G. Goldfinger	60%	$174,000
Chief Financial Officer
Robert J. Weisberg	40%	$110,000
Chief Marketing Officer

The 2012 cash incentive plan was based 70% on financial performance metrics and 30% on individual objectives for each executive.

No variable compensation payments under the 2012 cash incentive plan would have been made with respect to a financial target unless at least 90% of the revenue target and at least 75% of the Adjusted EBITDA target had been achieved. If these thresholds were met, then to the extent the achievement of either of the financial targets was greater than 100%, variable compensation payouts associated with such target may have exceeded 100%, up to a maximum of 175%, and additional variable compensation amounts may have been calculated on a straight line basis.

30% of each executive’s target bonus was expected to be based on individual objectives because the committee believed it was important that a significant portion of the bonus be based on individual contribution. The individual objectives were as follows:

•

Mr. Griffith’s individual objectives generally related to leadership of our board of directors, lead organization to support revenue growth, strategy development and execution of plans to expand Zipcar and the brand internationally and general oversight and leadership of the senior management team.

•

Mr. Norman’s individual objectives generally related to establishing and maintaining initiatives regarding operational excellence, development of a strong operating team, directing initiatives to support revenue growth, direct new product offerings, and organization and management of our ongoing efforts to improve the customer experience.

•

Mr. Goldfinger’s individual goals generally related to managing investor relations risk management, Sarbanes-Oxley compliance, financial oversight for international expansion, finance strategies to support revenue growth and running a public-company level finance organization.

•

Mr. Weisberg’s individual goals generally related to the continuing development of a strong marketing organization, developing and executing member marketing programs and positioning initiatives and enhancing and aligning our international marketing and branding efforts.

Our compensation committee designed the 2012 targets to require significant effort and operational success on the part of the executives and Zipcar.

Our compensation committee determined that in 2012, each of our named executive officers, other than Mr. Weisberg, who was not evaluated because he separated from employment with us in 2012, performed well against his respective individual objectives, as well as provided a leading role in connection with the transaction with Avis Budget. As a result of their performance against their individual objectives and our performance against the revenue and earnings targets, the named executive officers were entitled to bonus payouts for 2012 at the following levels: Mr. Griffith, $359,651; Mr. Goldfinger, $137,077 and Mr. Norman, $183,711. Mr. Weisberg did not receive a bonus payout for 2012.

Long-Term Equity Incentives. Our equity award program is the primary vehicle for offering long-term incentives to our executives. While we do not have any equity ownership guidelines for our executives, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. All stock options are granted with exercise prices equal to the fair market value of our common stock on the date of grant. Because employees profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives to employees to achieve increases in the value of our stock over time. In addition, the vesting feature of our equity grants contributes to executive retention by providing an incentive to our executives to remain in our employ during the vesting period. Our executives are eligible to receive stock-based awards pursuant to our 2011 stock incentive plan. Under this plan, executives are eligible to receive grants of stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights and other stock-based equity awards at the discretion of the compensation committee.

We grant stock option awards to our named executive officers at the time they commence employment with us and periodically thereafter in connection with their promotion (if applicable), to reward them, for retention purposes or for other circumstances recommended by the compensation committee, or by our chief executive officer for executive officers other than himself. In connection with their review of all compensation elements, on an annual basis, our compensation committee determines whether to make additional grants to each of our named executive officers based on peer group benchmarking data and each such executive officer’s performance, skill set, tenure and current holdings of equity awards.

Typically, the initial stock options we grant to our executives vest at a rate of 25% at the end of the first year and in equal monthly installments over the succeeding three years. Subsequent grants to our executives vest in equal monthly installments over four years. Vesting ceases upon termination of employment and exercise rights cease shortly thereafter except in the case of death or disability. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights or the right to receive dividends or dividend equivalents.

In February 2012, our board of directors granted options to Messrs. Griffith, Norman and Goldfinger to purchase 220,000, 75,000 and 75,000 shares of our common stock, respectively. Each of these options vests in 48 equal monthly installments beginning on the one-month anniversary of the vesting commencement date. The exercise price for each of these option grants was $13.28 per share, the closing price of our common stock on the Nasdaq Global Select Market on the grant date. Based primarily on this recent stock option grant and peer group benchmarking data, the board of directors determined not to grant an option to Mr. Weisberg in 2012.

Benefits and Other Compensation. We maintain broad-based benefits that are provided to all employees, including our 401(k) plan, flexible spending accounts, medical, dental and vision care plans, life and accidental death and dismemberment insurance policies and long-term and short-term disability plans. Executive officers are eligible to participate in each of these programs on the same terms as non-executive employees. Our 401(k) plan is a tax-qualified retirement savings plan pursuant to which all U.S.-based employees, including executive officers, may contribute the lesser of up to 90% of their annual salary or the limit prescribed by the Internal Revenue Service on a before-tax basis. While our 401(k) plan permits an employer match, we do not currently provide one. We do not provide any retirement benefits separate from the 401(k).

We do not currently offer any reportable perquisites to our executive officers.

Severance and Change-of-Control Benefits. We consider the maintenance of our executive management team to be essential to protecting and enhancing our best interests and recognize that the uncertainty which may exist among our named executive officers with respect to their “at-will” employment with us may result in the their departure or distraction to our detriment. To encourage the continued attention and dedication of our named executive officers, we have agreed, pursuant to offer letters we have executed with each named executive officer, the terms of which are described below under “Offer Letter Agreements,” to provide each of Messrs. Griffith, Norman, Goldfinger and Weisberg severance benefits, including accelerated vesting of stock options, if their respective employment terminates under certain circumstances. The offer letters do not provide for any tax gross-up payments to our named executive officers. Mr. Weisberg’s employment with us terminated on August 17, 2012 and, as of December 31, 2012, he had received $100,481 pursuant to a separation agreement and release.

Upon the closing of the proposed merger with Avis, each outstanding option held by our named executive officers will be accelerated, become fully vested and be cancelled prior to the closing of the transaction in exchange for an amount of cash equal to the amount by which the merger consideration in the transaction exceeds the exercise price of the applicable cancelled option, if at all, multiplied by the number of shares of our common stock subject to such option.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our three other most highly paid executive officers (other than our chief financial officer). Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We periodically review the potential consequences of Section 162(m). Our compensation committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent and are in our best interest and that of our stockholders.

Summary Compensation Table for 2012

The following table sets forth the total compensation paid to our named executive officers for the years ended December 31, 2010, 2011 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Scott W. Griffith	2012	435,000	—		1,563,804	359,651	—		2,358,455
Chairman and Chief Executive Officer	2011 2010	400,000 400,000	— —		2,043,350 1,273,750	374,000 360,160	— —		2,817,350 2,033,910
Mark D. Norman President and Chief Operating Officer	2012 2011 2010	365,000 350,000 350,000	— — —		533,115 1,021,675 254,750	183,711 200,000 159,670	— — —		1,081,826 1,571,675 764,420
Edward G. Goldfinger Chief Financial Officer	2012 2011 2010	290,000 265,000 262,500	— — —		533,115 1,021,675 318,437	137,077 153,000 119,753	— — —		960,192 1,439,675 700,690
Robert J. Weisberg Chief Marketing Officer	2012 2011 2010	174,519 275,000 275,000	— — 50,000	(4)	— — 644,575	— 101,000 97,630	100,481 — 25,788	(3) (4)	275,000 376,000 1,092,993

(1)	The amounts in the “Option Awards” column reflect the aggregate grant date fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none).
(2)	Reflects cash bonus awards paid to our named executive officers under our annual cash incentive bonus plans for performance in 2010, 2011 and 2012.
(3)	During 2012, Mr. Weisberg received severance payments of $100,481 in connection with his separation of employment with us effective August 17, 2012.
(4)	Mr. Weisberg received a signing bonus of $50,000 and a $25,788 relocation stipend in connection with his commencement of employment with us.

Grants of Plan-Based Awards in 2012

The following table sets forth information for 2012 regarding grants of compensation in the form of plan-based awards made during 2012 to our named executive officers.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Scott W. Griffith	—	—	435,000	663,375	—	—	—
	2/23/2012	—	—	—	220,000	13.28	1,563,804
Mark D. Norman	—	—	219,000	333,975	—	—	—
	2/23/2012	—	—	—	75,000	13.28	533,115
Edward G. Goldfinger	—	—	174,000	265,350	—	—	—
	2/23/2012	—	—	—	75,000	13.28	533,115
Robert J. Weisberg	—	—	110,000	167,750	—	—	—

(1)	Represents threshold, target and maximum payout levels under our annual performance-based incentive bonus plan for 2012. Actual cash bonus amounts paid to each named executive officer are set forth in the Summary Compensation Table above under the column entitled “Non-Equity Incentive Plan Compensation” for 2012.
(2)	Amounts reflect the aggregate grant date fair value of stock options awarded during the year computed in accordance with the provisions of FASB ASC Topic 718, excluding the impact of estimated forfeitures related to service-based vesting conditions (which in our case were none). For additional information, including the assumptions used when determining the fair value of the awards, see Note 8, “Stock-based Compensation,” to this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options held as of December 31, 2012 by our named executive officers.

Name	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Scott W. Griffith	11/30/2005	(1)	375,000	—	0.98	11/29/2015
	11/3/2008	(1)	250,000	—	5.10	11/3/2018
	2/25/2010	(2)	177,079	72,921	8.74	2/25/2020
	2/24/2011	(2)	114,581	135,419	14.42	2/24/2021
	2/23/2012	(2)	45,832	174,168	13.28	2/23/2022
Mark D. Norman	11/1/2007	(1)	478,749	—	4.50	11/1/2017
	2/25/2010	(2)	22,917	14,584	8.74	2/25/2020
	2/24/2011	(2)	57,290	67,710	14.42	2/24/2021
	2/23/2012	(2)	15,624	59,376	13.28	2/23/2022
Edward G. Goldfinger	9/4/2007	(1)	222,500	—	4.50	9/3/2017
	11/3/2008	(1)	50,000	—	5.10	11/3/2018
	2/25/2010	(2)	44,269	18,231	8.74	2/25/2020
	2/24/2011	(2)	57,290	67,710	14.42	2/24/2021
	2/23/2012	(2)	15,624	59,376	13.28	2/23/2022
Robert J. Weisberg	—		—	—	—	—

(1)	This option is fully vested.
(2)	This option vests in 48 equal monthly installments beginning on the one month anniversary of the vesting commencement date.

These option grants are subject to acceleration upon a change in control of our company.

Options Exercises and Stock Vested in 2012

The following table sets forth information on stock options exercised by our named executive officers in 2012. None of our named executive officers hold shares of restricted stock.

Option Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)
Scott W. Griffith	—	—
Mark D. Norman	—	—
Edward G. Goldfinger	15,000	$48,000
Robert J. Weisberg	—	—

(1)	Represents the value of exercised options calculated by multiplying (i) the number of shares of our common stock to which the exercise of the option related, by (ii) the difference between the per share market value of our common stock the date of exercise and the exercise price of the option.

Offer Letter Agreements

In February 2010, we entered into an amended offer letter agreement with Mr. Griffith, which provided for an annual base salary of $400,000 and a maximum bonus of up to $400,000. In the event Mr. Griffith’s employment is terminated by us without cause or by Mr. Griffith for good reason, Mr. Griffith would be entitled to payment of his base salary for 12 months. In February 2012, we entered into an amendment to the offer letter agreement to provide for an annual base salary of $435,000 and a bonus of up to 100% of his annualized base salary. This amendment also provides that, in the event Mr. Griffith’s employment is terminated by us without cause or by Mr. Griffith for good reason within 12 months following a change in control of Zipcar, Mr. Griffith would be entitled to payment of his base salary for 24 months plus 200% of his target bonus for the year during which he is terminated. Mr. Griffith must execute a general release of all claims against us and our affiliates in order to receive any severance payments. With respect to options granted before February 2012, Mr. Griffith is entitled to vesting acceleration of 25% of his unvested stock options in the case of a change in control of Zipcar and additional vesting acceleration of 25% of his remaining unvested stock options in the event his employment is terminated by us without cause or by Mr. Griffith for good reason within 12 months following a change in control. With respect to options granted in or after February 2012, Mr. Griffith is entitled to vesting acceleration of 25% of his unvested stock options in the case of a change in control of Zipcar and additional vesting acceleration of 100% of his remaining unvested stock options in the event his employment is terminated by us without cause or by Mr. Griffith for good reason within 12 months following a change in control.

In April 2010, we entered into an amended offer letter agreement with Mr. Norman, which provided for an annual base salary of $350,000 and a bonus of up to 50% of Mr. Norman’s annualized base salary. Mr. Norman’s target bonus percentage was increased to 60% for 2011. In the event Mr. Norman’s employment is terminated by us without cause or by Mr. Norman for good reason, Mr. Norman is entitled to receive payment equal to 12 months of his then current base salary. In February 2012, we entered into an amendment to the offer letter agreement to provide for an annual base salary of $365,000 and a bonus of up to 60% of his annualized base salary. This amendment also provides that, in the event Mr. Norman’s employment is terminated by us without cause or by Mr. Norman for good reason within 12 months following a change in control of Zipcar, Mr. Norman is entitled to 100% of his target bonus for the year during which he is terminated in addition to payment of 12 months of his then current base salary. Mr. Norman must execute a general release of all claims against us and our affiliates in order to receive any severance payments. With respect to options granted before February 2012, Mr. Norman is entitled to vesting acceleration of 25% of his unvested stock options in the case of a change in control of Zipcar and additional vesting acceleration of 25% of his remaining unvested stock options in the event his employment is terminated by us without cause or by Mr. Norman for good reason within 12 months following a change in control. With respect to options granted in or after February 2012, Mr. Norman is entitled to vesting acceleration of 25% of his unvested stock options in the case of a change in control of Zipcar and additional vesting acceleration of 100% of his remaining unvested stock options in the event his employment is terminated by us without cause or by Mr. Norman for good reason within 12 months following a change in control.

In April 2010, we entered into an amended offer letter agreement with Mr. Goldfinger, which provided for an annual base salary of $262,500 and a bonus of up to 50% of his annualized base salary. For fiscal 2011, Mr. Goldfinger’s base salary was increased to $265,000 and his target bonus percentage was increased to 60%. In the event Mr. Goldfinger’s employment is terminated by us without cause or by Mr. Goldfinger for good reason, Mr. Goldfinger would be entitled to payment of his base salary for six months. In February 2012, we entered into an amendment to the offer letter agreement with Mr. Goldfinger, which provides for an annual base salary of $290,000 and a bonus of up to 60% of his annualized base salary. This amendment also provides that, in the event Mr. Goldfinger’s employment is terminated by us without cause or by Mr. Goldfinger for good reason within 12 months following a change in control of Zipcar, Mr. Goldfinger would be entitled to payment of his base salary for 12 months plus 100% of his target bonus for the year during which he is terminated. Mr. Goldfinger must execute a general release of all claims against us and our affiliates in order to receive any severance payments. With respect to options granted before February 2012, Mr. Goldfinger is entitled to vesting acceleration of 25% of his unvested stock options in the case of a change in control of Zipcar and additional vesting acceleration of 25% of his remaining unvested stock options in the event his employment is terminated by us without cause or by Mr. Goldfinger for good reason within 12 months following a change in control. With respect to options granted in or after February 2012, Mr. Goldfinger is entitled to vesting acceleration of 25% of his unvested stock option in the case of a change in control of Zipcar and additional vesting acceleration of 100% of his remaining unvested stock option in the event his employment is terminated by us without cause or by Mr. Goldfinger for good reason within 12 months following a change in control.

Mr. Weisberg’s employment with us terminated on August 17, 2012 and during 2012 he received $100,481 pursuant to a separation agreement and release.

Each of our named executive officers will be subject to non-competition and non-solicitation obligations for a period of one year after the date of termination of employment with us.

Potential Payments upon Termination or Change in Control

Potential Payments upon a Change in Control

The following table sets forth the benefits that would have been payable by us to each of our named executive officers upon a change in control of our company where the named executive officer’s employment is terminated without cause within 12 months after the change in control. These amounts are calculated on the assumption that the employment termination and change in control event both took place on December 31, 2012. Amounts below reflect potential payments pursuant to each executive officer’s offer letter agreement as amended and pursuant to stock options granted under our stock incentive plans.

Name	Cash Payment	Value of Accelerated Options(1)
Scott W. Griffith	$1,740,000	$—
Mark D. Norman	$584,000	$—
Edward G. Goldfinger	$464,000	$—
Robert J. Weisberg	$(2)	—

(1)	Amounts calculated based on the aggregate amount by which the fair market value of the common stock subject to unvested equity awards exceeded the aggregate exercise price of the awards as of December 31, 2012, using a per share fair market value equal to $8.24, the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2012.
(2)	Mr. Weisberg’s employment with us terminated on August 17, 2012 and during 2012 he received $100,481 pursuant to a separation agreement and release.

Potential Payments upon Termination Apart From a Change in Control

The following table sets forth the benefits that would have accrued to our named executive officers if their respective employment had been terminated by us without cause on December 31, 2012 or if the named executive officer had terminated his respective employment for good reason on December 31, 2012, in the event such termination occurred prior to or more than 12 months following a change in control of our company.

Name	Salary
Scott W. Griffith	$435,000
Mark D. Norman	$365,000
Edward G. Goldfinger	$132,500
Robert J. Weisberg	$(1)

(1)	Mr. Weisberg’s employment with us terminated on August 17, 2012 and during 2012 he received $100,481 pursuant to a separation agreement and release.

Risk Considerations in our Compensation Program

Our compensation committee has reviewed and evaluated the philosophy and standards on which our compensation plans have been developed and implemented across our company. It is our belief that our compensation programs do not encourage inappropriate actions by our executive officers. We do not believe that any risks arising from our employee compensation policies and practices are reasonably likely to have a material adverse effect on our company. In addition, we do not believe that the mix and design of the components of our executive compensation program encourage management to assume excessive risks.

We believe that our current business process and planning cycle fosters the following behaviors and controls that mitigate the potential for adverse risk caused by the action of our executives:

•

Annual establishment of corporate and individual objectives for our executive officers that are consistent with our annual operating and strategic plans, that are designed to achieve the proper risk reward balance, and that should not require excessive risk taking to achieve.

•	Incentive awards are based on a review of a variety of indicators, including both financial performance and strategic achievements.
•

The mixes between fixed and variable, annual and long-term, and cash and equity compensation are designed to encourage strategies and actions that balance Zipcar’s short-term and long-term best interests.

•	Stock option awards vest over a period of time. We believe a longer time horizon before receiving the value of a stock option award encourages executives to take a long-term view of our business.

Director Compensation Table

The following table sets forth a summary of the compensation earned by or paid to our non-employee directors in 2012:

Name	Fees Earned or Paid In Cash($)	Option Awards ($) (1) (2)	Total ($)
Stephen M. Case	$30,000	$49,995	$79,995
Donn Davis	30,000	49,995	79,995
Edward P. Gilligan	20,417	199,992	220,409
William W. Helman	28,000	49,995	77,995
Robert C. Kagle	30,000	49,995	79,995
John F. Kenny, Jr.	45,000	49,995	94,995
John J. Mahoney, Jr.	45,000	49,995	94,995
Margaret C. Whitman	28,000	49,995	77,995

(1)	The amount in this column reflects the grant date fair value of awards made to such individual in accordance with FASB Codification Topic 718 and other relevant guidance, excluding forfeitures, for awards in 2012 pursuant to our 2011 stock incentive plan.
(2)	At December 31, 2012, our non-employee directors held no stock awards and held options to purchase shares of our common stock as follows:

Director	Aggregate Number of Shares Underlying Stock Options
Stephen M. Case	8,768
Donn Davis	8,768
Edward P. Gilligan	35,074
William W. Helman	8,768
Robert C. Kagle	8,768
John F. Kenny, Jr.	48,018
John J. Mahoney, Jr.	41,418
Margaret C. Whitman	45,493

The following summarizes the terms of the compensatory arrangements for non-employee directors. Mr. Griffith receives no compensation for his service as Chairman of our board of directors:

Annual retainer fees for services on the board of directors	$25,000
Additional annual retainer fees for board of director committee service:
Audit Committee Chair	$20,000
Audit Committee Member (other than Chair)	$10,000
Compensation Committee Chair	$10,000
Compensation Committee Member (other than Chair)	$5,000
Nominating and Corporate Governance Committee Chair	$5,000
Nominating and Corporate Governance Committee Member (other than Chair)	$3,000

Upon election to our board of directors, new non-employee directors receive an initial option grant equal to $200,000 and, following each of our annual meetings, each non-employee director will receive an annual option grant equal to $50,000, in each case using the Black-Scholes option valuation model. The value of these option grants is subject to annual review by our board of directors.

Board’s Role in Risk Oversight

The chairman of our board along with the audit committee and the nominating and corporate governance committee are primarily responsible for the oversight of risk and for periodically reporting on such risk oversight to the full board.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee is or has been a current or former officer or employee of us or had any related person transaction involving us. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our compensation committee during 2012.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis, required by Item 402(b) of Regulation S-K, with Zipcar’s management. Based on this review and discussion, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

Submitted by the compensation committee of our board of directors.

John F. Kenny, Jr. (Chair)
Donn Davis
Robert C. Kagle

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table provides information, as of January 31, 2013, with respect to the beneficial ownership of our common stock by:

•	each person known by us to be the beneficial owner of five percent or more of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

This information is based upon information received from or on behalf of the individuals named therein. The address of each of the stockholders listed below is c/o Zipcar, Inc., 25 First Street, 4th Floor, Cambridge, Massachusetts 02141.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	+	Shares Acquirable Within 60 Days	=	Total Beneficial Ownership	Percent of Common Stock Beneficially Owned (2)
5% Stockholders:
Benchmark Capital Partners V, L.P. (3) 2480 Sand Hill Road Suite 200 Menlo Park, CA 94025	2,547,742		—		2,547,742	6.3%
Entities affiliated with Greylock Partners (4) One Brattle Square, 4th Floor Cambridge, MA 02138	2,144,138		—		2,144,138	5.3%
Revolution Living LLC (5) 1717 Rhode Island Avenue, N.W. Washington, D.C. 20036	6,852,175		—		6,852,175	16.9%
T. Rowe Price Associates, Inc. (6) 100 E. Pratt Street, Baltimore, Maryland 21202	4,056,500		—		4,056,500	10.0%
Named Executive Officers and Directors:
Scott W. Griffith (7)	572,500		1,007,492		1,579,992	3.8%
Mark D. Norman (8)	—		590,206		590,206	1.4%
Edward G. Goldfinger (9)	—		341,090		341,090	*
Stephen M. Case (10)	7,852,175		1,826		7,854,001	19.3%
Donn Davis	62,500		1,826		64,326	*
Edward P. Gilligan (11)	—		7,306		7,306	*
William W. Helman (4)	2,144,138		1,826		2,145,964	5.3%
Robert C. Kagle (12)	2,592,856		1,826		2,594,682	6.4%
John F. Kenny, Jr. (13)	34,674		32,080		66,754	*
John J. Mahoney, Jr. (14)	69,348		21,551		90,899	*
Margaret Whitman (15)	69,348		20,953		90,301	*
All directors and executive officers as a group (11 persons) (16)	13,397,539		2,027,982		15,425,521	36.2%

*	Less than 1% of the outstanding common stock.

(1)	Mr. Griffith has pledged 441,979 shares as security. Revolution Living II LLC has pledged 250,000 shares as security and Revolution Living III LLC has pledged 250,000 shares as security. No other shares listed in the table above have been pledged as security.
(2)	The percent of ownership for each stockholder on January 31, 2013 is calculated by dividing (1) the stockholder’s Total Beneficial Ownership (i.e., the total number of shares beneficially owned plus the shares acquirable within 60 days) by (2) the sum of 40,628,804 shares of our common stock that were outstanding on January 31, 2013 plus shares of common stock subject to options held by such stockholder that were exercisable within 60 days of January 31, 2013.
(3)	Consists of 2,547,742 shares held by Benchmark Capital Partners V, L.P., or BCP V, as nominee for Benchmark Capital Partners V, L.P., Benchmark Founders Fund V, L.P., Benchmark Founders’ Fund V-A, L.P., Benchmark Founders’ Fund V-B, L.P. and related individuals, collectively, the Benchmark Funds. Benchmark Capital Management Co. V, L.L.C., or BCMC V, is the General Partner of BCP V. Robert Kagle is a managing member of BCMC V and may be deemed to have shared voting and investment power over the shares held by the Benchmark Funds. Mr. Kagle disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(4)	Consists of (a) 1,833,238 shares held by Greylock XII Limited Partnership, (b) 203,693 shares held by Greylock XII-A Limited Partnership and (c) 107,207 shares held by Greylock XII Principals LLC. Greylock XII GP LLC is the sole General Partner of Greylock XII Limited Partnership and Greylock XII-A Limited Partnership. William Helman is a Senior Managing Member of Greylock XII GP LLC and President of Greylock XII Principals LLC and exercises shared voting and investment power over the shares held of record by Greylock XII Limited Partnership, Greylock XII-A Limited Partnership and Greylock XII Principals LLC. Mr. Helman disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(5)	Consists of (a) 6,352,175 shares held by Revolution Living LLC, or RL, (b) 250,000 shares held by Revolution Living II LLC, a wholly-owned subsidiary of Revolution Living LLC, or RLII, and (c) 250,000 shares held by Revolution Living III LLC, a wholly-owned subsidiary of Revolution Living LLC, or RL III. Mr. Case is manager, chairman and chief executive officer of Revolution LLC, which is an indirect owner of RL.
(6)	T. Rowe Price Associates, Inc. jointly with T. Rowe Price New Horizons Fund, Inc. filed a Schedule 13G with the SEC on May 10, 2012 indicating that it is the beneficial owner of (a) 843,600 shares held by T. Rowe Price Associates, Inc. and (b) 3,212,900 shares held by T. Rowe Price New Horizons Fund, Inc. T. Rowe Price Associates, Inc. is an investment adviser registered under the Investment Advisers Act of 1940.
(7)	Consists of (a) 441,979 shares held directly by Mr. Griffith, (b) 43,021 shares held by the Scott W. Griffith Qualified Annuity Trust, of which Mr. Griffith is the trustee, (c) 87,500 shares held by the Black Bear Trust, of which Mr. Griffith is the trustee and (d) 992,493 shares issuable to Mr. Griffith upon exercise of stock options exercisable within 60 days after January 31, 2013. Mr. Griffith disclaims beneficial ownership of the shares held by the Black Bear Trust and the Scott W. Griffith Qualified Annuity Trust except to the extent of his pecuniary interest therein.
(8)	Consists of shares issuable to Mr. Norman upon exercise of stock options exercisable within 60 days after January 31, 2013.
(9)	Consists of shares issuable to Mr. Goldfinger upon exercise of stock options exercisable within 60 days after January 31, 2013.
(10)	Consists of: 1,000,000 shares directly held by the Stephen M. Case Revocable Trust; 6,352,175 shares directly held by RL; 250,000 shares directly held by RL II and 250,000 shares directly held by RL III; and 1,643 shares issuable within 60 days of January 31, 2013 upon exercise of a stock option held directly by Mr. Case. Mr. Case has the sole power to vote and dispose of the shares underlying the stock option. As the sole trustee of the Trust and Chairman, Chief Executive Officer and President of RL, RL II and RL III, Mr. Case has the sole power to direct the vote and disposition of the shares held by the Trust, RL, RL II and RL III.
(11)	Consists of shares issuable to Mr. Gilligan upon exercise of stock options exercisable within 60 days after January 31, 2013.

(12)	Consists of (a) 2,547,742 shares held by BCP V, described in footnote 3 above, (b) 45,114 shares held directly by Mr. Kagle and (c) 1,643 shares issuable to Mr. Kagle upon exercise of a stock option exercisable within 60 days after January 31, 2013. Mr. Kagle disclaims beneficial ownership of the shares held by BCP V except to the extent of his pecuniary interest therein.
(13)	Consists of (a) 34,674 shares held by The Kenny Irrevocable Trust of 2012 and (b) 31,080 shares issuable to Mr. Kenny upon exercise of stock options exercisable within 60 days after January 31, 2013.
(14)	Consists of (a) 69,348 shares held by the Mahoney 2011 Qualified Annuity Trust, of which Mr. Mahoney is the trustee, and (b) 20,688 shares issuable to Mr. Mahoney upon exercise of stock options exercisable within 60 days after January 31, 2013. Mr. Mahoney disclaims beneficial ownership of the shares held by such trust except to the extent of his pecuniary interest therein.
(15)	Consists of (a) 69,348 shares held directly by the Sweetwater Trust, of which Ms. Whitman is a trustee, and (b) 20,005 shares issuable to Ms. Whitman upon exercise of stock options exercisable within 60 days after January 31, 2013. Ms. Whitman disclaims beneficial ownership of the shares held by such trust except to the extent of her pecuniary interest therein.
(16)	See footnotes 3 through 15 above. Includes 1,998,032 shares issuable upon exercise of stock options exercisable within 60 days after January 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	5,193,996	$9.01	2,522,974
Equity compensation plans not approved by security holders	—	—	—

Total	5,193,996	$9.01	2,522,974

(1)	Comprises shares available for grant under our 2011 stock incentive plan, which plan was approved by our stockholders on March 23, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Related Person Transactions

We have adopted written policies and procedures for the review of any transaction, arrangement or relationship in which Zipcar, Inc. or any of its subsidiaries is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has or will have a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our General Counsel. The policy calls for any proposed related person transaction to be reviewed and approved by the Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

•	the related person’s interest in the transaction;

•	the approximate dollar value of the amount involved in the transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third-party;

•	the purpose of, and the potential benefits to us of, the transaction; and

•

any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in or is not inconsistent with Zipcar’s best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy: interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee.

Determination of Director Independence

Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of our board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board has determined that none of Messrs. Case, Davis, Gilligan, Helman, Kagle, Kenny and Mahoney and Ms. Whitman has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Stock Market, Inc. Marketplace Rules.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm’s Fees and Other Matters

Independent Registered Public Accounting Firm’s Fees

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, for professional services rendered to us for each of the years ended December 31, 2012 and 2011:

Fee Category	2012	2011
Audit (1)	$1,058,000	$903,450
Audit-Related (2)	229,242	50,000
Tax (3)	20,800	30,907
All Other (4)	1,800	1,500

Total	$1,309,842	$985,857

(1)	Audit fees for the years ended December 31, 2012 and 2011 were for professional services rendered for the audit of our consolidated financial statements, including Sarbanes-Oxley implementation in 2012, the review of our interim financial statements, assistance with review of documents filed with the SEC including for 2011 those related to our initial public offering and other professional services provided in connection with statutory filings.
(2)	Audit-Related fees for the years ended December 31, 2012 and 2011 were for financial due diligence services related to acquisitions.
(3)	Tax fees for the years ended December 31, 2012 and 2011 were related to tax planning and tax advice services.
(4)	All other fees for the years ended December 31, 2012 and 2011, consist of access to an online library of authoritative financial reporting and assurance accounting literature.

Pre-Approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. These policies and procedures generally provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the audit committee specifically approves the service in advance or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The audit committee has also delegated to the chairman of our audit committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by the chairman of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

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

ZIPCAR, INC.

/s/ Edward G. Goldfinger
Edward G. Goldfinger
Chief Financial Officer
Date: March 4, 2013	(Principal Financial and Accounting Officer and Duly Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Scott W. Griffith Scott W. Griffith	Chairman and Chief Executive Officer (Principal executive officer)	March 4, 2013

/s/ Edward G. Goldfinger Edward G. Goldfinger	Chief Financial Officer (Principal financial and accounting officer)	March 4, 2013

/s/ Stephen M. Case Stephen M. Case	Director	March 4, 2013

/s/ Donn Davis Donn Davis	Director	March 4, 2013

/s/ William W. Helman William W. Helman	Director	March 4, 2013

/s/ Robert C. Kagle Robert C. Kagle	Director	March 4, 2013

/s/ John F. Kenny, Jr. John F. Kenny, Jr.	Director	March 4, 2013

/s/ John J. Mahoney, Jr. John J. Mahoney, Jr.	Director	March 4, 2013

/s/ Edward P. Gilligan Edward P. Gilligan	Director	March 4, 2013

/s/ Margaret C. Whitman Margaret C. Whitman	Director	March 4, 2013

Exhibit Index

Exhibit Number	Description of Exhibit

2.1**	Amendment and Restatement of Share Purchase Agreement, dated April 13, 2010, by and among the Registrant and certain stockholders of Streetcar Limited, as set forth in the Deed, dated April 20, 2010 is incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-167220) filed on June 1, 2010, or the Form S-1

2.2**	Share Purchase Agreement, dated April 20, 2010, by and among the Registrant, Appleby Trust (Jersey) Ltd., Andrew Valentine and certain stockholders of Streetcar Limited is incorporated by reference to Exhibit 2.2 to the Form S-1

2.3**	Agreement and Plan of Merger, dated September 26, 2007, by and among the Registrant, Zulu Acquisition Corp, Mobility, Inc. and ALPS Communications LLC, as Equityholders’ Representative is incorporated by reference to Exhibit 2.3 to the Form S-1

2.4**	Agreement and Plan of Merger, dated as of December 31, 2012, by and among Avis Budget Group, Inc., Millennium Acquisition Sub, Inc. and Zipcar, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 2, 2013

2.5	Form of Voting Agreement, dated as of December 31, 2012, by and between Avis Budget Group, Inc. and the directors, executive officers and certain stockholders of Zipcar, Inc. is incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on January 2, 2013

3.1	Eighth Restated Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 19, 2011

3.2	Second Amended and Restated By-laws of the Registrant is incorporated by reference to Exhibit 3.4 to Amendment No. 4 to the Form S-1 filed on March 7, 2011, or Amendment No. 4

4.1	Specimen Stock Certificate evidencing the shares of common stock of the Registrant is incorporated by reference to Exhibit 4.1 to Amendment No. 4

10.1†	2000 Stock Option/Stock Issuance Plan, as amended is incorporated by reference to Exhibit 10.1 to the Form S-1

10.2†	Form of Incentive Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.2 to the Form S-1

10.3†	Form of Nonstatutory Stock Option Agreement under the 2000 Stock Option/Stock Issuance Plan is incorporated by reference to Exhibit 10.3 to the Form S-1

10.4†	2010 Stock Incentive Plan is incorporated by reference to Exhibit 10.4 to the Form S-1

10.5†	Form of Incentive Stock Option Agreement under the 2010 Stock Incentive Plan is incorporated by reference to Exhibit 10.5 to the Form S-1

10.6†	Form of Nonstatutory Stock Option Agreement under the 2010 Stock Incentive Plan is incorporated by reference to Exhibit 10.6 to the Form S-1

10.7†	2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.7 to Amendment No. 6 to the Form S-1 filed on March 30, 2011

10.8†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.8 to Amendment No. 4

10.9†	Form of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.9 to Amendment No. 4

Exhibit Number	Description of Exhibit

10.10†	Form of Nonstatutory Stock Option Agreement for Directors under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.42 to Amendment No. 4

10.11†	Revised Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.12†	Revised Form of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.13†	Offer Letter Agreement, dated October 14, 2003, between the Registrant and Scott Griffith, as amended on December 23, 2008 and February 24, 2010 is incorporated by reference to Exhibit 10.10 to the Form S-1

10.14†	Amendment No. 2 to Letter Agreement, dated as of February 22, 2012, between the Registrant and Scott Griffith is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.15†	Offer Letter Agreement, dated October 19, 2007, between the Registrant and Mark Norman, as amended on December 15, 2008, April 2, 2010 and December 21, 2010 is incorporated by reference to Exhibit 10.11 to Amendment No. 4

10.16†	Amendment No. 4 to Letter Agreement, dated as of February 22, 2012, between the Registrant and Mark Norman is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.17†	Offer Letter Agreement, dated September 4, 2007, between the Registrant and Edward Goldfinger, as amended on December 15, 2008 and February 24, 2010 is incorporated by reference to Exhibit 10.12 to the Form S-1

10.18†	Amendment No. 1 to Letter Agreement, dated as of February 22, 2012, between the Registrant and Edward Goldfinger is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.20†	Indemnification Agreement, dated as of July 8, 2005, between the Registrant and Robert Kagle is incorporated by reference to Exhibit 10.14 to the Form S-1

10.21†	Indemnification Agreement, dated as of October 26, 2006, between the Registrant and William Helman is incorporated by reference to Exhibit 10.15 to the Form S-1

10.22†	Indemnification Agreement, dated as of October 31, 2007, between the Registrant and Donn Davis is incorporated by reference to Exhibit 10.16 to the Form S-1

10.23†	Form of Indemnification Agreement between the Registrant and its directors and executive officers is incorporated by reference to Exhibit 10.37 to Amendment No. 4

10.24†	2012 Leadership Team Variable Compensation Plan is incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 24, 2012

10.25	Seventh Amended and Restated Registration Rights Agreement, dated November 17, 2010, by and among the Registrant and the stockholders set forth therein is incorporated by reference to Exhibit 10.17 to Amendment No. 3 to the Form S-1 filed on December 17, 2010, or Amendment No. 3

10.26	Form of Warrant to purchase Common Stock issued to stockholders of Streetcar Limited on April 20, 2010 is incorporated by reference to Exhibit 10.25 to the Form S-1

Exhibit Number	Description of Exhibit

10.27	Amended and Restated Base Indenture, dated as of May 11, 2011, by and between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2011, or the Form 10-Q

10.28	Amended and Restated Collateral Agency Agreement, dated as of May 11, 2011, by and among Zipcar Vehicle Financing LLC, the Registrant and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.2 to the Form 10-Q

10.29	Amended and Restated Master Motor Vehicle Operating Lease and Servicing Agreement, dated as of May 11, 2011, by and between Zipcar Vehicle Financing LLC and the Registrant is incorporated by reference to Exhibit 10.3 to the Form 10-Q

10.30	Amended and Restated Administration Agreement, dated as of May 11, 2011, by and among Zipcar Vehicle Financing LLC, the Registrant and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.4 to the Form 10-Q

10.31	Amended and Restated Series 2010-1 Supplement, dated as of May 11, 2011, to Amended and Restated Base Indenture dated as of May 11, 2011 between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.5 to the Form 10-Q

10.32	Second Amended and Restated Series 2010-1 Supplement, dated May 9, 2012, to the Amended and Restated Base Indenture between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas, as trustee, dated May 11, 2011 is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2012

10.33	Second Amended and Restated Limited Liability Company Agreement of Zipcar Vehicle Financing LLC, dated as of May 11, 2011, by the Registrant as the sole member is incorporated by reference to Exhibit 10.6 to the Form 10-Q

10.34	Amended and Restated Series 2010-1 Note Purchase Agreement, dated as of May 11, 2011, among Zipcar Vehicle Financing LLC, the Registrant and the other parties thereto is incorporated by reference to Exhibit 10.7 to the Form 10-Q

10.35**	Series 2011-1 Supplement, dated as of December 29, 2011, to Amended and Restated Base Indenture dated as of May 11, 2011 between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.38 to the Registrants Annual Report on Form 10-K filed March 9, 2012, or the Form 10-K

10.36**	Series 2011-1 Note Purchase Agreement, dated as of December 29, 2011, among Zipcar Vehicle Financing LLC, the Registrant and Barclays Bank PLC is incorporated by reference to Exhibit 10.39 to the Form 10-K

10.37	Supplemental Indenture No. 1, dated as of February 13, 2012, to the Amended and Restated Series 2010-1 Supplement, dated as of May 11, 2011 between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.40 to the Form 10-K

10.38	Supplemental Indenture No. 1, dated as of February 13, 2012, to the Series 2011-1 Supplement dated December 29, 2011 between Zipcar Vehicle Financing LLC and Deutsche Bank Trust Company Americas is incorporated by reference to Exhibit 10.41 to the Form 10-K

10.39	Extension Agreement, dated May 9, 2012, among ZVF, Zipcar, Inc., as Administrator, Servicer and Lessee, Atlantic Asset Securitization LLC, as Conduit Investor, and Credit Agricole Corporate and Investment Bank, as Administrative Agent, Funding Agent and Committed Note Purchaser is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2012

Exhibit Number	Description of Exhibit

10.40	Master Agreement for Lease and or Lease Purchase, dated February 12, 2008, by and between Streetcar Limited and Barclays Mercantile Business Finance Limited, as amended is incorporated by reference to Exhibit 10.36 to Amendment No. 3

10.41	Agreement in Relation to Operational and Financial Covenants between Streetcar Limited and Barclays Mercantile Business Finance Limited dated as of June 29, 2011 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2011

10.42	Lease, dated January 23, 2004, between Davenport Building Limited Partnership and the Registrant, as amended is incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 filed on July 19, 2010

10.43	Office Lease Agreement between the Registrant and Farnsworth Stillings L.P., dated November 30, 2012 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 5, 2012

10.44	Agreement for Surrender of Headlease and Lease, dated September 4, 2012, by and among Zipcar (UK) Limited, Woodcock Brothers (Wimbledon) Limited and Heineken UK Limited, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2012

10.45	Lease, dated November 18, 2009, between Streetcar Limited and Wimbledon Property Limited is incorporated by reference to Exhibit 10.43 to Amendment No. 5 to the Form S-1 filed on March 22, 2011

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP

23.2	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by President and Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13(a)- 14(a)/15d-14(a), by President and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by President and Chief Financial Officer

99.1	Report of Certified Public Accounting Firm and Consolidated Financial Statements of Wheelz, Inc. as of December 31, 2012 and for the year ended December 31, 2012.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
**	The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules and/or exhibits to this agreement to the Securities and Exchange Commission upon its request.